Form 10QSB
period 1999-03-31
INDIAN VILLAGE BANCORP INC
filed 1999-07-06
CIK 1081338

                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 1999

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________.

Commission File Number 0-25971
                       -------

                          INDIAN VILLAGE BANCORP, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

           Pennsylvania                                         34-1891199
           ------------                                         ----------
(State or other jurisdiction of                               (IRS Employer
  incorporation or organization)                            Identification No.)

                100 South Walnut Street, Gnadenhutten, Ohio 44629
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (740) 254-4313
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ ]    No  [X]*

* The small business issuer's Registration Statement on Form SB-2 was declared effective on May 14, 1999. The small business issuer has conducted no business except the offering of its shares in connection with the conversion of Indian Village Community Bank from the mutual to stock form of organization. The financial information contained in the Form 10-QSB is provided, therefore, for Indian Village Community Bank.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK

                                      INDEX


                                                                                                           Page
                                                                                                           ----

PART I - FINANCIAL INFORMATION

         Item 1.   Condensed Financial Statements (Unaudited)

              Balance Sheets .........................................................................      3

              Statements of Income ...................................................................      4

              Statements of Comprehensive Income .....................................................      5

              Statements of Changes in Members' Equity................................................      6

              Statements of Cash Flows ...............................................................      7

              Notes to Financial Statements ..........................................................      8

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations......................................     14


Part II - Other Information

         Item 1.   Legal Proceedings..................................................................     20

         Item 2.   Changes in Securities and Use of Proceeds..........................................     20

         Item 3.   Defaults Upon Senior Securities....................................................     20

         Item 4.   Submission of Matters to a Vote of Security Holders................................     20

         Item 5.   Other Information..................................................................     20

         Item 6.   Exhibits and Reports on Form 8-K...................................................     20


SIGNATURES ...........................................................................................     21

--------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK
                                 BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                            March 31,      December 31,
                                                               1999            1998
                                                               ----            ----
ASSETS
Cash and due from banks                                     $    281       $    409
Interest-bearing deposits in other banks                          20            388
                                                            --------       --------
     Total cash and cash equivalents                             301            797
Time deposits                                                    499            499
Securities available for sale at fair value                    6,034          6,195
Loans, net of allowance for loan losses                       33,564         31,274
Premises and equipment, net                                      477            447
Real estate owned                                                122            122
Federal Home Loan Bank stock                                     414            407
Accrued interest receivable                                      190            183
Other assets                                                     230            100
                                                            --------       --------

         Total assets                                       $ 41,831       $ 40,024
                                                            ========       ========


LIABILITIES
Deposits                                                    $ 30,824       $ 30,866
Federal Home Loan Bank advances                                5,750          4,000
Accrued interest payable                                          50             37
Other liabilities                                                 58             19
                                                            --------       --------
     Total liabilities                                        36,682         34,922

MEMBERS' EQUITY
Retained earnings - substantially restricted                   5,169          5,105
Accumulated other comprehensive income
     Unrealized gains on securities available for sale            33             50
     Additional minimum pension liability                        (53)           (53)
                                                            --------       --------
         Total accumulated other comprehensive income            (21)            (3)
                                                            --------       --------
     Total members' equity                                     5,149          5,102
                                                            --------       --------

         Total liabilities and members' equity              $ 41,831       $ 40,024
                                                            ========       ========

--------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                          INDIAN VILLAGE COMMUNITY BANK
                              STATEMENTS OF INCOME
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                            Three Months Ended
                                                                March 31,
                                                                ---------
                                                             1999      1998
                                                             ----      ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                                   $663      $599
     Securities                                               104       140
     Interest-bearing deposits and Federal funds sold          10        11
                                                             ----      ----
         Total interest income                                777       750

INTEREST EXPENSE
     Deposits                                                 368       382
     Federal Home Loan Bank advances                           64        15
                                                             ----      ----
         Total interest expense                               432       397
                                                             ----      ----

NET INTEREST INCOME                                           345       353
Provision for loan losses                                       3        --
                                                             ----      ----

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           342       353

NONINTEREST INCOME
     Service charges and other fees                             4         2
     Gain on sale of securities available for sale, net         2        --
     Other income                                               5        10
                                                             ----      ----
         Total noninterest income                              11        12

NONINTEREST EXPENSE
     Salaries and employee benefits                           106       100
     Occupancy and equipment                                   19        19
     Professional and consulting fees                          15        19
     FDIC deposit insurance                                     5         7
     Franchise taxes                                           18        18
     Date processing                                           22        14
     Director and committee fees                               19        15
     Other expense                                             51        29
                                                             ----      ----
         Total noninterest expense                            255       221
                                                             ----      ----

INCOME BEFORE INCOME TAXES                                     98       144
Income tax expense                                             34        48
                                                             ----      ----

NET INCOME                                                   $ 64      $ 96
                                                             ====      ====

--------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                          INDIAN VILLAGE COMMUNITY BANK
                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                            Three Months Ended
                                                                                March 31,
                                                                                ---------
                                                                             1999       1998
                                                                             ----       ----
NET INCOME                                                                   $ 64       $ 96

Other comprehensive income, net of tax
     Unrealized gains (losses) on securities available for sale arising       (16)       (12)
       during period
     Reclassification adjustment for accumulated gains included in
       net income                                                              (1)        --
                                                                             ----       ----
         Net unrealized gains (losses) on securities                          (17)       (12)
     Additional minimum pension liability adjustment                           --         --
                                                                             ----       ----
         Other comprehensive income                                           (17)       (12)
                                                                             ----       ----

COMPREHENSIVE INCOME                                                         $ 47       $ 84
                                                                             ====       ====

--------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                          INDIAN VILLAGE COMMUNITY BANK
                    STATEMENTS OF CHANGES IN MEMBERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                     Three Months Ended
                                                                          March 31,
                                                                          ---------
                                                                      1999          1998
                                                                      ----          ----
BALANCE, BEGINNING OF PERIOD                                        $ 5,102       $ 4,852

Net income                                                               64            96

Net change in unrealized gain on securities available for sale          (17)          (12)
                                                                    -------       -------

BALANCE, END OF PERIOD                                              $ 5,149       $ 4,936
                                                                    =======       =======

--------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                          INDIAN VILLAGE COMMUNITY BANK
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                           Three Months Ended
                                                                               March 31,
                                                                               ---------
                                                                            1999          1998
                                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $    64       $    96
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                          7             8
         Premium amortization, net of accretion                                7            (2)
         Provision for loan losses                                             3            --
         Federal Home Loan Bank stock dividends                               (7)           (7)
         Gain on sale of securities available for sale                        (2)           --
         Net change in accrued interest receivable and other assets         (137)          (45)
         Net change in accrued expenses and other liabilities                 62           (43)
                                                                         -------       -------
              Net cash from operating activities                              (3)            7

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale                           (1,040)       (1,257)
     Proceeds from sales of securities available for sale                    652            --
     Proceeds from maturities of securities available for sale               517           902
     Net change in loans                                                  (2,293)          156
     Premises and equipment expenditures, net                                (37)           (9)
                                                                         -------       -------
         Net cash from investing activities                               (2,201)         (208)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                  (42)          200
     Net change in short-term Federal Home Loan Bank advances              1,750            --
                                                                         -------       -------
         Net cash from financing activities                                1,708           200
                                                                         -------       -------

Net change in cash and cash equivalents                                     (496)           (1)

Cash and cash equivalents at beginning of period                             797           923
                                                                         -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   301       $   922
                                                                         =======       =======

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                        $   418       $   393
         Income taxes                                                         --            --


--------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                          INDIAN VILLAGE COMMUNITY BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                          (Table amounts in thousands)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Indian Village Community Bank ("Bank") at March 31, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements and notes thereto of the Bank for the year ended December 31, 1998. The accounting policies of the Bank described in the notes to financial statements contained in the Bank's December 31, 1998, financial statements, have been consistently followed in preparing this Form 10-QSB.

The Bank is engaged in the business of residential mortgage lending and consumer banking with operations conducted through its main office located in Gnadenhutten, Ohio. This community and the contiguous areas are the source of substantially all the Bank's loan and deposit activities. The majority of the Bank's income is derived from residential and consumer lending activities and investments.

To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and pension liabilities are particularly subject to change.

The provision for income taxes is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which is effective for periods ending after December 15, 1997, including interim periods. SFAS No. 128 simplifies the calculation of earnings per share ("EPS") by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. All prior period EPS data must be restated to conform with the new presentation. SFAS No. 128 will apply to the Bank beginning with the interim period ending September 30, 1999.

SFAS No. 129, "Disclosures of Information about Capital Structure," became effective for the Bank as of December 31, 1997. SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. SFAS No. 129 did not affect the Bank's disclosures.

--------------------------------------------------------------------------------

                                  (Continued)

                          INDIAN VILLAGE COMMUNITY BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                          (Table amounts in thousands)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A new accounting standard adopted January 1, 1998, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires comprehensive income to be reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale and the change in additional minimum pension liability.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements. SFAS No. 131 also requires selected information to be reported in interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 did not have a significant impact on the Bank.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" amends the disclosure requirements of previous pension and other postretirement benefit accounting standards by requiring additional disclosures about such plans as well as eliminating some disclosures no longer considered useful. SFAS No. 132 also allows greater aggregation of disclosures for employers with multiple defined benefit plans. SFAS No. 132 is effective for financial statements for periods beginning after December 15, 1997 and did not have a significant impact on the Bank's financial statements.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity. Upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the Bank's financial statements.

--------------------------------------------------------------------------------

                                  (Continued)

                          INDIAN VILLAGE COMMUNITY BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                          (Table amounts in thousands)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," changes the way companies involved in mortgage banking account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. SFAS No. 134 allows any retained mortgage-backed securities after a securitization of mortgage loans held for sale to be classified based on holding intent in accordance with SFAS No. 115 except in cases where the retained mortgage-backed security is committed to be sold before or during the securitization process in which case it must be classified as trading. Previously, all retained mortgage-backed securities were required to be classified as trading. SFAS No. 134 was effective on January 1, 1999 and did not have a significant impact on the Bank's financial statements.

NOTE 2 - ADOPTION OF PLAN OF CONVERSION

On January 20, 1999, the Board of Directors of the Bank, subject to regulatory approval and approval by the members of the Bank, unanimously adopted a Plan of Conversion from a federally chartered mutual bank to a federally chartered stock bank with the concurrent formation of a holding company. The Holding Company will acquire 100 percent of the Bank's common stock. The conversion is expected to be accomplished through amendment of the Bank's charter and the sale of the Holding Company's common stock in an amount equal to the pro forma market value of the Bank after giving effect to the conversion. A subscription offering of the shares of the Holding Company's common stock will be offered to the Bank's depositors, then to an employee stock benefit plan and then to other members. Any shares of the Holding Company's common stock not sold in the subscription offering may be offered for sale to the general public.

At the time of the conversion, the Bank will establish a liquidation account in an amount equal to its regulatory capital as of the latest practicable date before the conversion at which such regulatory capital can be determined. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank may not pay dividends that would reduce shareholders' equity below the required liquidation account balance.

Under Office of Thrift Supervision ("OTS") regulations, limitations have been imposed on all "capital distributions" by savings institutions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts that are both well capitalized and given favorable qualitative examination ratings by the OTS.

Conversion costs are deferred and will be deducted from the proceeds of the shares sold in the conversion. As of March 31, 1999, $106,000 in costs had been deferred.

--------------------------------------------------------------------------------

                                  (Continued)

                          INDIAN VILLAGE COMMUNITY BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                          (Table amounts in thousands)
--------------------------------------------------------------------------------

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                   Gross         Gross        Estimated
                                     Amortized    Unrealized   Unrealized       Fair
                                       Cost        Gains         Losses         Value
                                       ----        -----         ------         -----

                                     -----------------March 31, 1999-----------------

     U.S. Treasury securities        $   249      $     5       $    --       $   254
     U.S. Government agencies          1,448            5            (1)        1,452
     Mortgage-backed securities        4,289           69           (30)        4,328
                                     -------      -------       -------       -------
                                     $ 5,986      $    79       $   (31)      $ 6,034
                                     =======      =======       =======       =======

                                     -----------------December 31, 1999--------------

     U.S. Treasury securities        $   747      $    13       $    --       $   760
     U.S. Government agencies          1,050            6            --         1,056
     Obligations of states and
       political subdivisions            147            5            --           152
     Mortgage-backed securities        4,175           70           (18)        4,227
                                     -------      -------       -------       -------
                                     $ 6,119      $    94       $   (18)      $ 6,195
                                     =======      =======       =======       =======

The amortized cost and estimated fair values of securities available for sale, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                           Estimated
                                                Amortized     Fair
                                                  Cost        Value
                                                  ----        -----

     Due after one year through five years       $  549      $  556
     Due after five years through ten years         750         752
     Due after ten years                            398         398
     Mortgage-backed securities                   4,289       4,328
                                                 ------      ------

                                                 $5,986      $6,034
                                                 ======      ======

Proceeds from sales of securities available for sale during the three months ended March 31, 1999 were $652,000. Gross gains of $2,000 were realized on those sales. There were no sales of securities available for sale during the three months ended March 31, 1998.

--------------------------------------------------------------------------------

                                  (Continued)

                          INDIAN VILLAGE COMMUNITY BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                          (Table amounts in thousands)
--------------------------------------------------------------------------------

NOTE 4 - LOANS

Loans are summarized as follows:

                                                           March 31,     December 31,
                                                             1999            1998
                                                             ----            ----
           Real estate loans:
                One- to four-family residential            $ 27,284       $ 26,080
                Multi-family residential                      1,710          1,736
                Nonresidential                                1,082            647
                Construction                                    894            677
                Land                                            147            135
                                                           --------       --------
                                                             31,117         29,275
           Consumer loans:
                Home equity loans and lines of credit           938            887
                Home improvement                                352            301
                Automobile                                      559            516
                Loans on deposit accounts                       288            294
                Unsecured                                        22             12
                Other                                           538            274
                                                           --------       --------
                                                              2,697          2,284
           Commercial business loans                             55             27
                                                           --------       --------
                                                             33,869         31,586
           Less:
                Net deferred loan fees and costs                (59)           (54)
                Loans in process                                (25)           (40)
                Allowance for loan losses                      (221)          (218)
                                                           --------       --------

                                                           $ 33,564       $ 31,274
                                                           ========       ========

Activity in the allowance for loan losses is summarized as follows:

                                                 Three Months Ended
                                                     March 31,
                                                     ---------
                                                1999          1998
                                                ----          ----
        Balance at beginning of period          $218          $176
        Provision for losses                       3            --
        Charge-offs                               --            --
        Recoveries                                --            --
                                                ----          ----

        Balance at end of period                $221          $176
                                                ====          ====

As of and for the three months ended March 31, 1999 and 1998, no loans were considered impaired within the scope of SFAS No. 114.

--------------------------------------------------------------------------------

                                  (Continued)

                          INDIAN VILLAGE COMMUNITY BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                          (Table amounts in thousands)
--------------------------------------------------------------------------------

NOTE 5 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES

There are various contingent liabilities that are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to make loans. The Bank's exposure to credit loss in case of nonperformance by the other party to the financial instrument for commitments to make loans is represented by the contractual amount of those instruments. The Bank follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements.

As of March 31, 1999, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $441,000 and $2,035,000. As of December 31, 1998, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $494,000 and $1,891,000. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.


--------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Table amounts in thousands)
--------------------------------------------------------------------------------

INTRODUCTION

In the following pages, management presents an analysis of the financial condition of Indian Village Community Bank as of March 31, 1999 compared to December 31, 1998, and results of operations for the three months ended March 31, 1999 compared with the same periods in 1998. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Bank's operations and the Bank's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Bank's general market area.

FINANCIAL CONDITION

Total assets increased 4.5% from $40.0 million at December 31, 1998 to $41.8 million at March 31, 1999 primarily as a result of an increase in loans. Loans, net, increased 7.3% from $31.3 million to $33.6 million primarily as a result of growth in the residential mortgage loan and consumer loan portfolios. The residential mortgage loan portfolio increased from $26.1 million to $27.3 million. The consumer loan portfolio increased from $2.3 million to $2.7 million. Cash and cash equivalents decreased from $797,000 to $301,000 to fund loan growth. Mortgaged-backed securities, net, remained relatively unchanged while investment securities, net, decreased from $2.0 million to $1.7 million as a result of maturities.

Deposits decreased from $30.9 million at December 31, 1998 to $30.8 million at March 31, 1999. Management attributes this decline to increased competition and the overall lack of growth in the Gnadenhutten market. To offset the lack of deposit growth, Indian Village increased its Federal Home Loan Bank advances from $4.0 million to $5.8 million in order to fund loans. Total equity increased as a result of retained net income.

RESULTS OF OPERATIONS

Net income was $64,000 in the 1999 quarter compared to $96,000 in the 1998 quarter. Higher interest expense and higher noninterest expense were the primary reasons for the decline in net income.

Net interest income decreased from $353,000 in the 1998 quarter to $345,000 in the current quarter. Total interest income increased from $750,000 to $777,000 primarily as a result of higher average loan balances. Total interest expense increased from $397,000 to $432,000 primarily because of increased interest expense on Federal Home Loan Bank advances due to higher average outstanding balances.

Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable losses based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations

--------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Table amounts in thousands)
--------------------------------------------------------------------------------

and estimated collateral values, economic conditions, and other factors. The provision for loan losses was $3,000 in the current quarter compared to no provision in the 1998 quarter. The provision was increased primarily because of the increased risk of loss associated with the overall growth and changes in composition of the loan portfolio, including the consumer loan portfolio which carries a higher inherent risk of loss than the residential mortgage loan portfolio. The allowance for loan losses was $221,000 at March 31, 1999 compared to $218,000 at December 31, 1998. Management deemed the allowance adequate at both dates. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond Indian Village's control. While Indian Village maintains its allowance for loan losses at a level which it considers to be adequate to provide for probable losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed the estimated amounts.

Noninterest income remained relatively stable, decreasing only $1,000 from $12,000 in the 1998 quarter to $11,000 in the current quarter.

Noninterest expense increased from $221,000 in the 1998 quarter to $255,000 in the current quarter primarily as a result of an increase in stationary and printing expense and advertising expense. The increase in stationary and printing expense, from $4,000 in the 1998 quarter to $12,000 in the current quarter, was the result of Indian Village's name change in January 1999. Advertising expense increased from $5,000 in the 1998 quarter to $12,000 in the current quarter primarily as a result of consumer loan advertising and advertising of debit cards. Noninterest expense is expected to increase in future periods because of the expenses associated with the proposed stock benefit plans, the costs associated with operating as a public company, and the costs of staffing and equipping the proposed new branch office in New Philadelphia, Ohio.

Income tax expense decreased from $48,000 to $34,000 as a result of lower income before taxes.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Table amounts in thousands)

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Bank's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the three months ended March 31, 1999 and 1998.

                                                           Three Months Ended
                                                               March 31,
                                                               ---------
                                                          1999            1998
                                                          ----            ----
Net income                                              $    64         $    96
Adjustments to reconcile net income to
  net cash from operating activities                        (67)            (89)
                                                        -------         -------
Net cash from operating activities                           (3)              7
Net cash from investing activities                       (2,201)           (208)
Net cash from financing activities                        1,708             200
                                                        -------         -------
Net change in cash and cash equivalents                    (496)             (1)
Cash and cash equivalents at beginning of period            797             923
                                                        -------         -------
Cash and cash equivalents at end of period              $   301         $   922
                                                        =======         =======

The Bank's principal sources of funds are deposits, loan repayments, maturities of securities, Federal Home Loan Bank advances and other funds provided by operations. While scheduled loan repayments and maturing securities are relatively predictable, deposit flows and early loan prepayments are influenced by interest rates, general economic conditions, and competition. The Bank maintains investments in liquid assets based on management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

OTS regulations presently require the Bank to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Bank may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At March 31, 1999, the Bank's regulatory liquidity was 5.53%. At such date, the Bank had no commitments to originate variable rate residential real estate mortgage loans. Loan commitments are generally for 30 days. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Financial Statements.

The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At March 31, 1999, and December 31, 1998, the Bank complies with all

--------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Table amounts in thousands)

--------------------------------------------------------------------------------

regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the Federal Deposit Act at March 31, 1999 and December 31, 1998.

At March 31, 1999, and December 31, 1998 the Bank's actual capital levels and minimum required levels were:

                                                                                            Minimum
                                                                                         Required To Be
                                                               Minimum Required         Well Capitalized
                                                                 For Capital         Under Prompt Corrective
                                         Actual                Adequacy Purposes       Action Regulations
                                  Amount         Ratio      Amount         Ratio      Amount          Ratio
                                  ------         -----      ------         -----      ------          -----
MARCH 31, 1999
Total capital (to risk-
  weighted assets)               $5,294          24.0%      $1,766          8.0%      $2,206          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           5,073          23.0          882          4.0        1,323           6.0
Tier 1 (core) capital (to
  adjusted total assets)          5,073          12.1        1,254          3.0        2,096           5.0
Tangible capital (to
  adjusted total assets)          5,073          12.1          627          1.5         N/A

DECEMBER 31, 1998
Total capital (to risk-
  weighted assets)               $5,226          25.8%      $1,621          8.0%      $2,026          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           5,008          24.7          810          4.0        1,215           6.0
Tier 1 (core) capital (to
  adjusted total                  5,008          12.5        1,202          3.0        1,997           5.0
Tangible capital (to
  adjusted total assets)          5,008          12.5          599          1.5         N/A

In February 1999, the Bank received Office of Thrift Supervision approval to establish a branch office in New Philadelphia, Ohio. The Bank purchased the land in December 1998 for $213,000. Based on preliminary architectural estimates, the Bank expects the total cost of the construction and furniture, fixtures and equipment to be $1.0 million. At March 31, 1999, the Bank had not paid any costs related to this office other than the purchase of the land.

YEAR 2000 ISSUE

The Bank uses computers, computer software and equipment utilizing embedded microprocessors that will be effected by the year 2000 issue. The year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing.


--------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Table amounts in thousands)

--------------------------------------------------------------------------------


The Bank's year 2000 committee consists of Cindy S. Knisely, Michael A. Cochran, Marty R. Lindon and Lori S. Frantz. The committee reports monthly to the Board of Directors. The committee has developed and is implementing a comprehensive plan to make all information and non-information technology assets year 2000 compliant. The plan is comprised of the following phases:

     1. Awareness - Educational initiatives on year 2000 issues and concerns. This phase is ongoing, especially as it relates to informing customers of the Bank's year 2000 preparedness.

     2. Assessment - Inventory of all technology assets and identification of third-party vendors and service providers. The Bank has analyzed the operation of all date-sensitive computer systems and identified in writing all third-party vendors and service providers associated with these systems. This phase was completed as of June 30, 1998.

     3. Renovation - Review of vendor and service providers responses to the Bank's year 2000 inquiries and development of a follow-up plan and timeline. This phase was completed as of December 31, 1998.

     4. Validation - Testing all systems and third-party vendors for year 2000 compliance. The Bank is currently in this phase of its plan. The Bank has replaced all in-house equipment, such as teller station equipment, with year 2000 compliant equipment. A third-party service bureau processes all customer transactions and has completed upgrades to its systems to be year 2000 compliant. The Bank conducted in-house proxy testing in August 1998 and on-line testing in February 1999. The results of both forms of testing were satisfactory and without material exceptions. Other parties whose year 2000 compliance may effect the Bank include the Federal Home Loan Bank of Cincinnati, brokerage firms, the operator of the Bank's automated teller machines network and the Bank's pension plan administrator. These third parties have indicated their compliance or intended compliance. Where it is possible to do so, the Bank has scheduled testing with these third parties. Where testing is not possible, the Bank will rely on certifications from vendors and service providers.

     5. Implementation - Replacement or repair of non-compliant technology. As the Bank progresses through the validation phase, it expects to determine necessary remedial actions and provide for their implementation. The Bank has already implemented a new year 2000 compliant computerized teller system and has verified the year 2000 compliance of its computer hardware and other equipment containing embedded microprocessors. The Bank's plan provides for year 2000 readiness to be completed by June 30, 1999.

Management of the Bank has had discussions with a majority of its commercial borrowers, including all of its large borrowers, regarding their year 2000 readiness. These discussions have revealed that these borrowers are not heavily dependent on computers. Accordingly, the Bank does not believe that its commercial borrowers will be adversely affected by the year 2000.

The Bank estimates its total cost to replace computer equipment, software programs or other equipment containing embedded microprocessors that were not year 2000 compliant to be approximately $35,000, none of which had been incurred as of March 31, 1999. System maintenance or modification costs are charged to expense as incurred, while the cost of new hardware, software or other equipment is capitalized and amortized over their estimated useful lives. The Bank does not separately track the

--------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Table amounts in thousands)

--------------------------------------------------------------------------------

internal costs and time that its own employees spend on year 2000 issues, which are principally payroll costs.

Because the Bank depends substantially on its computer systems and those of third parties, the failure of these systems to be year 2000 compliant could cause substantial disruption of the Bank's business and could have a material adverse financial impact on the Bank. Failure to resolve year 2000 issues presents the following risks to the Bank, which it believes reflects its most reasonably likely worst-case scenario:

     1. The Bank could lose customers to other financial institutions, resulting in a loss of revenue, if the Bank's third-party service bureau is unable to properly process customer transactions;

     2. Governmental agencies, such as the Federal Home Loan Bank of Cincinnati, and correspondent institutions could fail to provide funds to the Bank, which could materially impair the Bank's liquidity and affect the Bank's ability to fund loans and deposit withdrawals;

     3. Concern on the part of depositors that year 2000 issues could impair access to their deposit account balances could result in the Bank experiencing deposit outflows before December 31, 1999; and

     4. The Bank could incur increased personnel costs if additional staff is required to perform functions that inoperative systems would have otherwise performed.

Management believes that it is impossible to estimate the potential lost revenue due to the year 2000 issue, as the extent and longevity of any potential problem cannot be predicted. Because substantially all of the Bank's loan portfolio consists of loans to individuals rather than commercial enterprises, management believes that year 2000 issues will not impair materially the ability of the Bank's borrowers to repay their debt.

There can be no assurances that the Bank's year 2000 plan will effectively address the year 2000 issue, that the Bank's estimates of the timing and costs of completing the plan will ultimately be accurate or that the impact of any failure of the Bank or its third-party vendors and service providers to be year 2000 compliant will not have a material adverse effect on the Bank's business, financial condition or results of operations.

The Bank has a business resumption contingency plan for year 2000 compliance that calls for the Bank to resort to manual processing of transactions until the computer systems resume operation.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.    Legal Proceedings
           -----------------
           None

Item 2.    Changes in Securities
           ---------------------
           Not applicable.

Item 3.    Defaults On Senior Securities
           -----------------------------
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           Not applicable.

Item 5.    Other Information
           -----------------
           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
          (a) Exhibit No. 3(a): Articles of Incorporation (incorporated by reference to Registration Statement on Form SB-2, as amended (File No. 333-74621))
               Exhibit No. 3(b): Bylaws (incorporated by reference to Registration Statement on Form SB-2, as amended (File No. 333-74621))
               Exhibit No. 27: Financial Data Schedule
          (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended March 31, 1999.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK
                                   SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  June 29, 1999                       /s/ Marty R. Lindon
       ------------------------            ------------------------------------
                                           Marty R. Lindon
                                           President and Chief Executive Officer





Date:  June 29, 1999                       /s/ Lori S. Frantz
       ------------------------            ------------------------------------
                                           Lori S. Frantz
                                           Vice President, Treasurer and Chief
                                              Financial Officer



--------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK
                                INDEX TO EXHIBITS
--------------------------------------------------------------------------------

EXHIBIT
NUMBER          DESCRIPTION                              PAGE NUMBER
------          -----------                              -----------

  27            Financial Data Schedule                        23





--------------------------------------------------------------------------------