Form 10QSB
period 1999-06-30
INDIAN VILLAGE BANCORP INC
filed 1999-08-13
CIK 1081338

--------------------------------------------------------------------------------



                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended June 30, 1999

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

Yes [ ]      No [X]*

As of August 14, 1999, the latest practical date, 445,583 of the issuer's common shares, $.01 par value, were issued and outstanding.

* The small business issuer's Registration Statement on Form S-1 was declared effective on May 14, 1999. As of June 30, 1999, the small business issuer has conducted no business except the offering of its shares and preparation to acquire Indian Village Community Bank. The financial information contained in the Form 10-QSB is provided, therefore, for Indian Village Community Bank.



--------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK

                                      INDEX

-----------------------------------------------------------------------------------------
                                                                                     Page
                                                                                     ----
PART I -FINANCIAL INFORMATION

         Item 1.   Condensed Financial Statements (Unaudited)

              Balance Sheets ...................................................      3

              Statements of Income .............................................      4

              Statements of Comprehensive Income ...............................      5

              Statements of Changes in Members' Equity..........................      6

              Statements of Cash Flows .........................................      7

              Notes to Financial Statements ....................................      8

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations................     14


Part II - Other Information

         Item 1.   Legal Proceedings............................................     23

         Item 2.   Changes in Securities and Use of Proceeds....................     23

         Item 3.   Defaults Upon Senior Securities..............................     23

         Item 4.   Submission of Matters to a Vote of Security Holders..........     23

         Item 5.   Other Information............................................     23

         Item 6.   Exhibits and Reports on Form 8-K.............................     23


SIGNATURES .....................................................................     24


-----------------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK
                                 BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

----------------------------------------------------------------------------------------------------


                                                                         June 30,       December 31,
                                                                           1999              1998
                                                                         -------           -------
ASSETS
Cash and due from banks                                                  $   532           $   409
Interest-bearing deposits in other banks                                   1,966               388
                                                                         -------           -------
     Total cash and cash equivalents                                       2,498               797
Time deposits                                                                499               499
Securities available for sale at fair value                                6,242             6,195
Loans, net of allowance for loan losses                                   35,755            31,274
Premises and equipment, net                                                  708               447
Real estate owned                                                            122               122
Federal Home Loan Bank stock                                                 421               407
Accrued interest receivable                                                  224               183
Other assets                                                                 349               100
                                                                         -------           -------

         Total assets                                                    $46,818           $40,024
                                                                         =======           =======


LIABILITIES
Deposits                                                                 $30,951           $30,866
Federal Home Loan Bank advances                                            7,500             4,000
Accrued interest payable                                                      51                37
Other liabilities                                                          3,165                19
                                                                         -------           -------
     Total liabilities                                                    41,667            34,922

MEMBERS' EQUITY
Retained earnings - substantially restricted                               5,266             5,105
Accumulated other comprehensive income
     Unrealized gains/(losses) on securities available for sale              (62)               50
     Additional minimum pension liability                                    (53)              (53)
                                                                         -------           -------
         Total accumulated other comprehensive income                       (115)               (3)
                                                                         -------           -------
     Total members' equity                                                 5,151             5,102
                                                                         -------           -------

         Total liabilities and members' equity                           $46,818           $40,024
                                                                         =======           =======


----------------------------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                              STATEMENTS OF INCOME
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------------------------


                                               Three Months Ended             Six Months Ended
                                                    June 30,                      June 30,
                                                    --------                      --------
                                               1999          1998            1999            1998
                                               ----          ----            ----            ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                     $708          $602           $1,371          $1,201
     Securities                                  99           135              203             275
     Interest-bearing deposits and
       Federal funds sold                        17            14               27              25
                                               ----          ----           ------          ------
         Total interest income                  824           751            1,601           1,501

INTEREST EXPENSE
     Deposits                                   368           379              736             761
     Federal Home Loan Bank advances             89            35              153              50
                                               ----          ----           ------          ------
         Total interest expense                 457           414              889             811
                                               ----          ----           ------          ------

NET INTEREST INCOME                             367           337              712             690
Provision for loan losses                         3             1                6               1
                                               ----          ----           ------          ------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN  LOSSES                              364           336              706             689

NONINTEREST INCOME
     Service charges and other fees               4             4                8               6
     Gain on sale of securities
       available for sale, net                    8           (11)              10             (11)
     Other income                                 4             3                9              13
                                               ----          ----           ------          ------
         Total noninterest income                16            (4)              27               8

NONINTEREST EXPENSE
     Salaries and employee benefits             106           102              212             202
     Occupancy and equipment                     16            16               35              35
     Professional and consulting fees            12             9               27              28
     FDIC deposit insurance                       4             7                9              14
     Franchise taxes                             17            18               35              36
     Date processing                             19            14               41              28
     Director and committee fees                 19            18               38              33
     Other expense                               41            36               92              65
                                               ----          ----           ------          ------
         Total noninterest expense              234           220              489             441
                                               ----          ----           ------          ------

INCOME BEFORE INCOME TAXES                      146           112              244             256
Income tax expense                               49            37               83              85
                                               ----          ----           ------          ------

NET INCOME                                     $ 97          $ 75           $  161          $  171
                                               ====          ====           ======          ======


--------------------------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Dollars in thousands)

-----------------------------------------------------------------------------------------------------------


                                                          Three Months Ended            Six Months Ended
                                                               June 30,                     June 30,
                                                               --------                     --------
                                                         1999           1998           1999            1998
                                                         ----           ----           ----            ----
NET INCOME                                               $ 97           $ 75           $ 161           $171

Other comprehensive income, net of tax
     Unrealized gains (losses) on securities
       available for sale arising during period           (90)           (11)           (105)           (23)
     Reclassification adjustment for
       accumulated (gains) losses included in
       net income                                          (5)             7              (7)             7
                                                         ----           ----           -----           ----
         Net unrealized gains (losses)
           on securities                                  (95)            (4)           (112)           (16)
     Additional minimum pension
       liability adjustment                                --             --              --             --
                                                         ----           ----           -----           ----
         Other comprehensive income                       (95)            (4)           (112)           (16)

COMPREHENSIVE INCOME                                     $  2           $ 71           $  49           $155
                                                         ====           ====           =====           ====


-----------------------------------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                    STATEMENTS OF CHANGES IN MEMBERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)

----------------------------------------------------------------------------------------------------


                                             Three Months Ended             Six Months Ended
                                                 June 30,                      June 30,
                                                 --------                      --------
                                           1999           1998           1999            1998
                                           ----           ----           ----            ----
BALANCE, BEGINNING OF PERIOD              $5,149           $4,936           $5,102           $4,852

Net income                                    97               75              161              171

Net change in unrealized gain on
  securities available for sale              (95)              (4)            (112)             (16)
                                          ------           ------           ------           ------

BALANCE, END OF PERIOD                    $5,151           $5,007           $5,151           $5,007
                                          ======           ======           ======           ======


----------------------------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                          INDIAN VILLAGE COMMUNITY BANK
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

-------------------------------------------------------------------------------------------------------


                                                                                 Six Months Ended
                                                                                      June 30,
                                                                                      --------
                                                                               1999             1998
                                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                              $   161           $   171
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                             16                17
         Premium amortization, net of accretion                                    8                (5)
         Provision for loan losses                                                 6                 1
         Federal Home Loan Bank stock dividends                                  (14)              (14)
         Gain/Loss on sale of securities available for sale                      (10)               11
         Net change in accrued interest receivable and other assets             (290)                1
         Net change in accrued expenses and other liabilities                  3,109              (102)
                                                                             -------           -------
              Net cash from operating activities                               2,986                80

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale                               (2,541)           (2,138)
     Proceeds from sales of securities available for sale                      1,128               541
     Proceeds from maturities of securities available for sale                 1,307               775
     Net change in loans                                                      (4,487)           (1,534)
     Premises and equipment expenditures, net                                   (277)              (18)
                                                                             -------           -------
         Net cash from investing activities                                   (4,870)           (2,374)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                       85               176
     Net change in short-term Federal Home Loan Bank advances                  2,500             1,800
     Proceeds from long-term Federal Home Loan Bank advances                   1,000                --
                                                                             -------           -------
         Net cash from financing activities                                    3,585             1,976
                                                                             -------           -------

Net change in cash and cash equivalents                                        1,701              (318)

Cash and cash equivalents at beginning of period                                 797               923
                                                                             -------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 2,498           $   605
                                                                             =======           =======

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                            $   875               802
         Income taxes                                                              5                83



-------------------------------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                          INDIAN VILLAGE COMMUNITY BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                          (Table amounts in thousands)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Indian Village Community Bank ("Bank") at June 30, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements and notes thereto of the Bank for the year ended December 31, 1998. The accounting policies of the Bank described in the notes to financial statements contained in the Bank's December 31, 1998, financial statements, have been consistently followed in preparing this Form 10-QSB.

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

The provision for income taxes is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the total of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which is effective for periods ending after December 15, 1997, including interim periods. SFAS No. 128 simplifies the calculation of earnings per share ("EPS") by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. All prior period EPS data must be restated to conform to the new presentation. SFAS No. 128 will apply to Indian Village Bancorp, Inc. ("Company") beginning with the interim period ending September 30, 1999.

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


--------------------------------------------------------------------------------
                                  (Continued)

                          INDIAN VILLAGE COMMUNITY BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                          (Table amounts in thousands)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Under a new accounting standard adopted January 1, 1998, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," comprehensive income is reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale and the change in additional minimum pension liability.

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

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity. Upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the Company's financial statements.


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


NOTE 2 - CONSUMMATION OF THE CONVERSION TO A STOCK SAVINGS AND LOAN ASSOCIATION WITH THE CONCURRENT FORMATION OF A HOLDING COMPANY

On January 20, 1999, the Board of Directors of the Bank, subject to regulatory approval and approval by the members of the Bank, unanimously adopted a Plan of Conversion from a federally chartered mutual bank to a federally chartered stock bank with the concurrent formation of a holding company. The conversion was consummated on July 1, 1999, by amending the Bank's Articles of Incorporation and the sale of the common stock of the Company in an amount equal to the pro forma market value of the Bank after giving effect to the conversion. Common shares of the Company were offered in accordance with the Plan of Conversion. A total of 445,583 common shares of the Company were sold at $10.00 per share. Net proceeds of $4,093,682 were recorded, after deducting conversion costs of $362,147.

The Company retained 50% of the net proceeds from the sale of common shares. The remainder of the net proceeds was invested in the capital stock issued by the Bank to the Company as a result of the conversion.

At the time of the conversion, the Bank established a liquidation account in an amount equal to its regulatory capital as of December 31, 1998. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank may not pay dividends that would reduce shareholders' equity below the required liquidation account balance.

Under Office of Thrift Supervision ("OTS") regulations, limitations have been imposed on all "capital distributions" by savings institutions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts, like the Bank, that are both well capitalized and well managed.


--------------------------------------------------------------------------------
                                  (Continued)


                                                                             10.

                          INDIAN VILLAGE COMMUNITY BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                          (Table amounts in thousands)

--------------------------------------------------------------------------------


NOTE 3 - SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                                   Gross          Gross      Estimated
                                                   Amortized    Unrealized     Unrealized       Fair
                                                     Cost          Gains         Losses         Value

                                                    -------------------June 30, 1999-------------------
     U.S. Treasury securities                       $  249           $ 3          $  --          $  252
     U.S. Government agencies                        2,286             1            (50)          2,237
     Mortgage-backed securities                      3,800            31            (78)          3,753
                                                    ------           ---          -----          ------

                                                    $6,335           $35          $(128)         $6,242
                                                    ======           ===          =====          ======

                                                    ------------------December 31, 1998----------------

     U.S. Treasury securities                       $  747           $13          $  --          $  760
     U.S. Government agencies                        1,050             6             --           1,056
     Obligations of states and
       political subdivisions                          147             5             --             152
     Mortgage-backed securities                      4,175            70            (18)          4,227
                                                    ------           ---          -----          ------

                                                    $6,119           $94          $ (18)         $6,195
                                                    ======           ===          =====          ======

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

                                                                                            Estimated
                                                                         Amortized            Fair
                                                                           Cost               Value
                                                                           ----               -----
           Due within one year                                            $  249             $  252
           Due after one year through five years                             547                548
           Due after five years through ten years                            991                976
           Due after ten years                                               748                713
           Mortgage-backed securities                                      3,800              3,753
                                                                          ------             ------
                                                                          $6,335             $6,242
                                                                          ======             ======

Proceeds from sales of securities available for sale during the three and six months ended June 30, 1999 were $476,000 and $1,128,000. Gross gains of $8,000 and $10,000 were realized on those sales. Proceeds from sales of securities available for sale during the three and six months ended June 30, 1998 were $541,000. Gross losses of $11,000 were realized on those sales.


--------------------------------------------------------------------------------
                                  (Continued)

                          INDIAN VILLAGE COMMUNITY BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                          (Table amounts in thousands)

--------------------------------------------------------------------------------


NOTE 4 - LOANS

Loans are summarized as follows:

                                                                         June 30,          December 31,
                                                                           1999                1998
                                                                           ----                ----
           Real estate loans:
                One- to four-family residential                          $28,337            $26,080
                Multi-family residential                                   2,291              1,736
                Nonresidential                                               932                647
                Construction                                               1,537                677
                Land                                                         148                135
                                                                         -------            -------
                                                                          33,245             29,275
           Consumer loans:
                Home equity loans and lines of credit                      1,050                887
                Home improvement                                             224                301
                Automobile                                                   578                516
                Loans on deposit accounts                                    258                294
                Unsecured                                                     96                 12
                Other                                                         95                274
                                                                         -------            -------
                                                                           2,801              2,284
           Commercial business loans                                          73                 27
                                                                         -------            -------
                                                                          36,119             31,586
           Less:
                Net deferred loan fees and costs                             (63)               (54)
                Loans in process                                             (77)               (40)
                Allowance for loan losses                                   (224)              (218)
                                                                         -------            -------
                                                                         $35,755            $31,274
                                                                         =======            =======

Activity in the allowance for loan losses is summarized as follows:

                                                     Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                                          --------                       --------
                                                   1999             1998           1999          1998
                                                   ----             ----           ----          ----
        Balance at beginning of period             $221             $176           $218          $176
        Provision for losses                          3                1              6             1
        Charge-offs                                   0                0              0             0
        Recoveries                                    0                0              0             0
                                                   ----             ----           ----          ----
        Balance at end of period                   $224             $177           $224          $177
                                                   ====             ====           ====          ====

As of and for the three and six months ended June 30, 1999 and 1998, no loans were considered impaired within the scope of SFAS No. 114.


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

As of June 30, 1999, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $367,000 and $802,000. As of December 31, 1998, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $494,000 and $1,891,000. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.


--------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Table amounts in thousands)

--------------------------------------------------------------------------------


INTRODUCTION

In the following pages, management presents an analysis of the financial condition of Indian Village Community Bank as of June 30, 1999 compared to December 31, 1998, and results of operations for the three and six months ended June 30, 1999 compared with the same periods in 1998. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

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


FINANCIAL CONDITION

Total assets at June 30, 1999 were $46.8 million compared to $40.0 million at December 31, 1998, an increase of $6.8 million, or 17.0%. The increase in total assets was primarily due to an increase in loans of $4.5 million, and an increase in cash and cash equivalents of $1.7 million. The increase in loans was largely in one- to four-family residential real estate loans, increasing $2.3 million, and construction loans, multi-family residential real estate loans and consumer loans, increasing $860,000, $555,000 and $517,000, respectively. These increases are reflective of a stable local economy coupled with a more aggressive promotion of consumer loans. The increase in cash and cash equivalents was the result of the influx of investors' stock subscriptions in connection with the Bank's then pending conversion to stock form.

The $517,000, or 22.6%, increase in the Bank's consumer loan portfolio between December 31, 1998 and June 30, 1999 consisted primarily of increases in other consumer loans of $321,000 and home equity loans and lines of credit of $163,000. Consumer loans represented 7.8% and 7.2% of gross loans at June 30, 1999 and December 31, 1998.

Total deposits remained relatively unchanged at $31.0 million on June 30, 1999 compared to $30.9 million at December 31, 1998. The Bank experienced modest increases in negotiable order of withdrawal ("NOW") accounts, and savings accounts aggregating $229,000. Decreases in certificates of deposit, money market accounts and noninterest-bearing demand deposit accounts partially offset the aforementioned increase by $144,000. Management attributes the lack of substantial deposit growth to increased competition and the overall lack of growth its local market area. The certificate of deposit portfolio as a percent of total deposits decreased slightly from 73.8% at December 31, 1998 to 73.6% at June 30, 1999. Almost all certificates of deposit held by the Bank mature in less than three years with the majority maturing in the next year.


--------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Table amounts in thousands)

--------------------------------------------------------------------------------


As a secondary source of liquidity, the Bank obtains borrowings from the Federal Home Loan Bank of Cincinnati ("FHLB"), from which it held advances totaling $7.5 million at June 30, 1999 and $4.0 million at December 31, 1999. Due to continued loan demand, the Bank used these funds to originate mortgage loans as well as provide for short-term liquidity needs. FHLB advances at June 30, 1999 consisted of $1.5 million in short-term advances, a $1.0 million advance due April 2000 with a fixed rate of interest of 4.67%, a $1.0 million advance due December 2003 with a fixed rate of interest of 4.20%, a $1.0 million advance due April 2004 with a fixed rate of interest of 5.44%, a $2.0 million advance due April 2008 with a fixed rate of interest of 5.60%, and a $1.0 million advance due July 2008 with a fixed rate of interest of 5.15%. Additional advances may be obtained from the Federal Home Loan Bank to fund future loan growth and liquidity as needed.

Other liabilities at June 30, 1999 increased by $3,146,000 and represent subscriptions received for the sale of common stock of the Company, which was consummated on July 1, 1999.


COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

The general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions affect the operating results of the Bank. Interest rates on competing investments and general market rates of interest influence the Bank's cost of funds. Lending activities are influenced by the demand for real estate loans and other types of loans, which in turn is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

The Bank's net income primarily depends on its net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The level of net interest income is dependent on the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Provisions for loan losses, service charges, gains on the sale of assets, other income, noninterest expense and income taxes also affect net income.

Net income was $161,000 for the six months ended June 30, 1999, compared to $171,000 for the six months ended June 30, 1998. The decrease in net income for the six months ended June 30, 1999 was primarily the result of an increase in noninterest expense, partially offset by an increase in net interest income and noninterest income.

Net interest income totaled $712,000 for the six months ended June 30, 1999, as compared to $690,000 for the six months ended June 30, 1998, representing an increase of $22,000, or 3.2%. The change in net interest income is attributable to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities offset by a decrease in the interest rate spread.

Interest and fees on loans increased approximately $170,000, or 14.2%, from $1.2 million for the six months ended June 30, 1998 to $1.4 million for the six months ended June 30, 1999. The increase in interest income was due to higher average loans, partially offset by a decrease in the yield earned.


--------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Table amounts in thousands)

--------------------------------------------------------------------------------


Interest earned on securities totaled $203,000 for the six months ended June 30, 1999, as compared to $275,000 for the six months ended June 30, 1998. The decrease was a result of lower average balances of securities combined with a decreased yield earned.

Interest on interest-bearing deposits and overnight deposits increasing slightly to $27,000. This stability was the result of the average balance and yield earned on interest-bearing deposits and overnight funds remaining relatively unchanged.

Interest paid on deposits decreased $25,000 for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. The decrease in interest expense was due to a decrease in the cost of funds partially offset by an increase in the average balances of deposits.

Interest on Federal Home Loan Bank advances totaled $153,000 for the six months ended June 30, 1999, compared to $50,000 for the six months ended June 30, 1998. The increase was the result of a higher average balance partially offset by a lower cost of funds. The additional borrowings were used to provide funding for loan demand.

The Bank maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent on a variety of factors, including the performance of the Bank's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses for the six months ended June 30, 1999 totaled $6,000 compared to $1,000 for the six months ended June 30, 1998. The Bank has not experienced significant net charge-offs in any of the periods presented. The Bank's low historical charge-off history is the product of a variety of factors, including the Bank's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for the purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. In spite of the low historical charge-off history, management increased the allowance for loan losses due to growth of the total loan portfolio and an increase in nonresidential real estate and consumer loans as a percentage of the total portfolio. The allowance for loan losses totaled $224,000 or .62% of gross loans at June 30, 1999, compared with $218,000., or .69% of gross loans at December 31, 1998.


--------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Table amounts in thousands)

--------------------------------------------------------------------------------


Noninterest income includes service charges and other fees, net gains on sales of securities available for sale and other income. For the six months ended June 30, 1999, noninterest income totaled $27,000 compared to $8,000 for the six months ended June 30, 1998. During the 1999 period, the Bank experienced an increase in service charges and other fees and a gain on the sale of a security available for sale that was partially offset by a slight decrease in other miscellaneous income.

Noninterest expense totaled $489,000 for the six months ended June 30, 1999 compared to $441,000 for same period in 1998. The increase in noninterest expense was primarily the result of a $27,000 increase in other expense due to increases in stationary and printing expense and advertising expense. The increase in stationary and printing expense was attributable to the Bank's name change in January 1999 and the increase in advertising expense was due to consumer loan and debit card advertising. Additionally, data processing expenses increased by $13,000 from period to period.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $83,000 for the six months ended June 30, 1999 compared to $85,000 for the six months ended June 30, 1998.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

Net income was $97,000 for the three months ended June 30, 1999, compared to $75,000 for the three months ended June 30, 1998. The increase in net income for the three months ended June 30, 1999 was primarily the result of an increase in interest income, partially offset by an increase in interest expense and noninterest expense.

Net interest income totaled $367,000 for the three months ended June 30, 1999, as compared to $337,000 for the three months ended June 30, 1998, representing an increase of $30,000, or 8.9%. The change in net interest income is attributable to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities offset by a decrease in the interest rate spread.

Interest and fees on loans increased approximately $106,000, or 17.6%, from $602,000 for the three months ended June 30, 1998 to $708,000 for the three months ended June 30, 1999. The increase in interest income was due to higher average loans, partially offset by a decrease in the yield earned.

Interest earned on securities totaled $99,000 for the three months ended June 30, 1999, as compared to $135,000 for the three months ended June 30, 1998. The decrease was a result of lower average balances of securities combined with a decreased yield earned.

Interest on interest-bearing deposits and overnight deposits remained relatively stable at $17,000, compared to $14,000 in the same quarter in 1998. This stability was the result of the average balance and yield earned on interest-bearing deposits and overnight funds remaining relatively unchanged.

Interest paid on deposits decreased $11,000 for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. The decrease in interest expense was due to a decrease in the cost of funds partially offset by an increase in the average balances of deposits.


--------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Table amounts in thousands)

--------------------------------------------------------------------------------


Interest on Federal Home Loan Bank advances totaled $89,000 for the three months ended June 30, 1999, compared to $35,000 for the three months ended June 30, 1998. The increase was the result of a higher average balance partially offset by a lower cost of funds. The additional borrowings were used to provide funding for loan demand.

The provision for loan losses for the three months ended June 30, 1999 totaled $3,000 compared to $1,000 for the three months ended June 30, 1998. The Bank has not experienced significant net charge-offs in any of the periods presented. In spite of the low historical charge-off history, management increased the allowance for loan losses due to growth of the total loan portfolio and an increase in nonresidential real estate and consumer loans as a percentage of the total portfolio.

For the three months ended June 30, 1999, noninterest income totaled $16,000, compared to $(4,000) for the three months ended June 30, 1998. During the 1999 period, the Bank experienced a gain on the sale of a security available for sale that was partially offset by a slight decrease in other miscellaneous income.

Noninterest expense totaled $234,000 for the three months ended June 30, 1999 compared to $220,000 for same period in 1998. The increase in noninterest expense was primarily the result of a $5,000 increase in other expense due to advertising expense. The increase in advertising expense was due to consumer loan and debit card advertising.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $49,000 for the three months ended June 30, 1999 compared to $37,000 for the three months ended March 31, 1998.


--------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Table amounts in thousands)

--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

The Bank's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the six months ended June 30, 1999 and 1998.

                                                             Six Months Ended
                                                                 June 30,
                                                                 --------
                                                           1999           1998
                                                           ----           ----
Net income                                               $   161        $   171
Adjustments to reconcile net income to
  net cash from operating activities                       2,825            (91)
                                                         -------        -------
Net cash from operating activities                         2,986             80
Net cash from investing activities                        (4,870)        (2,374)
Net cash from financing activities                         3,585          1,976
                                                         -------        -------
Net change in cash and cash equivalents                    1,701           (318)
Cash and cash equivalents at beginning of period             797            923
                                                         -------        -------
Cash and cash equivalents at end of period               $ 2,498        $   605
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

OTS regulations presently require the Bank to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Bank may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At June 30, 1999, the Bank's regulatory liquidity was 6.80%. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Financial Statements.

The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At June 30, 1999, and December 31, 1998, the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the prompt corrective-action provisions of the Federal Deposit Insurance Corporation Improvement Act at June 30, 1999 and December 31, 1998.


--------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Table amounts in thousands)

--------------------------------------------------------------------------------


At June 30, 1999, and December 31, 1998 the Bank's actual capital levels and minimum required levels were:

                                                                                                 Minimum
                                                                                             Required To Be
                                                              Minimum Required             Well Capitalized
                                                                 For Capital            Under Prompt Corrective
                                        Actual                Adequacy Purposes           Action Regulations
                                  Amount         Ratio      Amount         Ratio         Amount          Ratio
                                  ------         -----      ------         -----         ------          -----
JUNE 30, 1999
Total capital (to risk-
  weighted assets)                $5,393         22.2%      $1,940          8.0%         $2,425          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)            5,169         21.3          970          4.0           1,455           6.0
Tier 1 (core) capital (to
  adjusted total assets)           5,169         11.0        1,406          3.0           1,212           5.0
Tangible capital (to
  adjusted total assets)           5,169         11.0          703          1.5             N/A

DECEMBER 31, 1998
Total capital (to risk-
  weighted assets)                $5,226         25.8%      $1,621          8.0%         $2,026          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)            5,008         24.7          810          4.0           1,215           6.0
Tier 1 (core) capital (to
  adjusted total                   5,008         12.5        1,202          3.0           1,997           5.0
Tangible capital (to
  adjusted total assets)           5,008         12.5          599          1.5             N/A

In February 1999, the Bank received Office of Thrift Supervision approval to establish a branch office in New Philadelphia, Ohio. The Bank purchased the land in December 1998 for $213,000. Based on preliminary architectural estimates, the Bank expects the total cost of the construction and furniture, fixtures and equipment to be $1.0 million. At June 30, 1999, the Bank had paid costs related to this office totaling $450,000 including the purchase of the land. The new branch is expected to open for business during the fourth quarter of 1999.


YEAR 2000 ISSUE

Indian Village uses computers, computer software and equipment using embedded microprocessors that will be affected by the Year 2000 issue. The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing.


--------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Table amounts in thousands)

--------------------------------------------------------------------------------


Indian Village's Year 2000 committee consists of Cindy S. Knisely, Michael A. Cochran, Marty R. Lindon and Lori S. Frantz. The committee reports monthly to the Board of Directors. The committee has developed and is implementing a comprehensive plan to make all information and noninformation technology assets Year 2000 compliant. The plan is comprised of the following phases:

1. Awareness - Educational initiatives on Year 2000 issues and concerns. This phase is ongoing, especially as it relates to informing customers of Indian Village's Year 2000 preparedness.

2. Assessment - Inventory of all technology assets and identification of third-party vendors and service providers. Indian Village has analyzed the operation of all date-sensitive computer systems and identified, in writing, all third-party vendors and service providers associated with these systems. This phase was completed as of June 30, 1998.

3. Renovation - Review of vendor and service providers responses to Indian Village's Year 2000 inquiries and development of a follow-up plan and timeline. This phase was completed as of December 31, 1998.

4. Validation - Testing all systems and third-party vendors for Year 2000 compliance. Indian Village has replaced all in-house equipment, such as teller station equipment, with Year 2000 compliant equipment. A third-party service bureau processes all customer transactions and has completed upgrades to its systems to be Year 2000 compliance. Indian Village conducted in-house proxy testing in August 1998 and on-line testing in February 1999. The results of both forms of testing were satisfactory and without material exceptions. Other parties whose Year 2000 compliance may affect Indian Village include the Federal Home Loan Bank of Cincinnati, brokerage firms, the operator of Indian Village's automated teller machines network and Indian Village's pension plan administrator. These third parties have indicated their compliance or intended compliance. Where it is possible to do so, Indian Village has scheduled testing with these third parties. Where testing is not possible, Indian Village will rely on certifications from vendors and service providers.

5. Implementation - Replacement or repair of noncompliant technology. As Indian Village progresses through the validation phase, Indian Village expects to determine necessary remedial actions and provide for their implementation. Indian Village has already implemented a new Year 2000 compliant computerized teller system and has verified the Year 2000 compliance of its computer hardware and other equipment containing embedded microprocessors. Management believes Indian Village's plan for Year 2000 readiness has been completed as of June 30, 1999.

Management of Indian Village has had discussions with a majority of its commercial borrowers, including all of its large borrowers, regarding their Year 2000 readiness. These discussions have revealed that these borrowers are not heavily dependent on computers. Accordingly, Indian Village does not believe that its commercial borrowers will be adversely affected by the year 2000.


--------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Table amounts in thousands)

--------------------------------------------------------------------------------


Indian Village estimates its total cost to replace computer equipment, software programs or other equipment containing embedded microprocessors that were not Year 2000 compliant to be approximately $35,000, all of which had been incurred as of June 30, 1999. System maintenance or modification costs are charged to expense as incurred, while the cost of new hardware, software or other equipment is capitalized and amortized over their estimated useful lives. Indian Village does not separately track the internal costs and time that its own employees spend on Year 2000 issues, which are principally payroll costs.

Because Indian Village depends substantially on its computer systems and those of third parties, the failure of these systems to be Year 2000 compliant could cause substantial disruption of Indian Village's business and could have a material adverse financial impact on Indian Village. Failure to resolve Year 2000 issues presents the following risks to Indian Village, which it believes reflects its most reasonably likely worst-case scenario:

1. Indian Village could lose customers to other financial institutions, resulting in a loss of revenue, if Indian Village's third-party service bureau is unable to properly process customer transactions;

2. Governmental agencies, such as the Federal Home Loan Bank of Cincinnati, and correspondent institutions could fail to provide funds to Indian Village, which could materially impair Indian Village's liquidity and affect Indian Village's ability to fund loans and deposit withdrawals;

3. Concern on the part of depositors that Year 2000 issues could impair access to their deposit account balances could result in Indian Village experiencing deposit outflows before December 31, 1999; and,

4. Indian Village could incur increased personnel costs if additional staff is required to perform functions that inoperative systems would have otherwise performed.

Management believes that it is impossible to estimate the potential lost revenue due to the Year 2000 issue, as the extent and longevity of any potential problem cannot be predicted. Because substantially all of Indian Village's portfolio consists of loans to individual rather than commercial enterprises, management believes that Year 2000 issues will not impair materially the ability of Indian Village's borrowers to repay their debt.

There can be no assurances that Indian Village's Year 2000 plan will effectively address the Year 2000 issue, that Indian Village's estimates of the timing and costs of completing the plan will ultimately be accurate or that the impact of any failure of Indian Village or its third-party vendors and service providers to be Year 2000 compliant will not have a material adverse effect on Indian Village's business, financial condition or results of operations.

Indian Village has a business-resumption contingency plan for Year 2000 compliance that calls for Indian Village to resort to manual processing of transactions until the computer systems resume operations.


--------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Item 1.    Legal Proceedings
           -----------------
           None

Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------
           None

Item 3.    Defaults On Senior Securities
           -----------------------------
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           None

Item 5.    Other Information
           -----------------
           On June 23, 1999, at a special meeting, the members of the Bank approved the Plan of Conversion providing for the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). On July 1, 1999, Indian Village Bancorp, Inc. (the "Company") issued 445,583 common shares to persons who subscribed for shares in connection with the Conversion and the Company acquired all of the shares issued by the Bank in the Conversion in consideration and exchange for 50% of the net proceeds from the sale of the 445,583 common shares of the Company.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
(a)        Exhibit No. 27:  Financial Data Schedule

(b) No current reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.



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




Date:    8/13/99                           /s/ Marty R. Lindon
      ------------------------------       -------------------------------------
                                           Marty R. Lindon
                                           President and Chief Executive Officer





Date:    8/13/99                           /s/ Lori S. Frantz
      ------------------------------       -------------------------------------
                                           Lori S. Frantz
                                           Vice President, Treasurer and
                                           Chief Financial Officer






--------------------------------------------------------------------------------

                          INDIAN VILLAGE COMMUNITY BANK
                                INDEX TO EXHIBITS

--------------------------------------------------------------------------------


EXHIBIT
NUMBER          DESCRIPTION                                          PAGE NUMBER
------          -----------                                          -----------


   27           Financial Data Schedule                                  26








--------------------------------------------------------------------------------