Form 10QSB
period 1999-09-30
INDIAN VILLAGE BANCORP INC
filed 1999-11-15
CIK 1081338

                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended September 30, 1999

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________.

Commission File Number  0-25971
                       ---------

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

As of November 5, 1999, the latest practical date, 445,583 of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes  [ ]      No  [X]

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

       Item 1. Condensed Financial Statements (Unaudited)

          Consolidated Balance Sheets ..................................     3

          Consolidated Statements of Income ............................     4

          Consolidated Statements of Comprehensive Income ..............     5

          Consolidated Statements of Changes in Shareholders' Equity....     6

          Consolidated Statements of Cash Flows ........................     7

          Notes to Consolidated Financial Statements ...................     8

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations............    15


PART II - OTHER INFORMATION

       Item 1. Legal Proceedings........................................    25

       Item 2. Changes in Securities....................................    25

       Item 3. Defaults Upon Senior Securities..........................    25

       Item 4. Submission of Matters to a Vote of Security Holders......    25

       Item 5. Other Information........................................    25

       Item 6. Exhibits and Reports on Form 8-K.........................    26


SIGNATURES .............................................................    27

--------------------------------------------------------------------------------

                              INDIAN VILLAGE BANCORP, INC.
                               CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)
                                 (Dollars in thousands)

----------------------------------------------------------------------------------------

                                                             September 30,  December 31,
                                                                 1999           1998
                                                                 ----           ----
ASSETS
Cash and due from banks                                         $   473       $   409
Interest-bearing deposits in other banks                            556           388
                                                                -------       -------
    Total cash and cash equivalents                               1,029           797
Time deposits                                                       299           499
Securities available for sale at fair value                      14,403         6,195
Loans, net of allowance for loan losses                          36,140        31,274
Premises and equipment, net                                       1,055           447
Real estate owned                                                   118           122
Federal Home Loan Bank stock                                        786           407
Accrued interest receivable                                         292           183
Other assets                                                        118           100
                                                                -------       -------

       Total assets                                             $54,240       $40,024
                                                                =======       =======


LIABILITIES
Deposits                                                        $29,631       $30,866
Federal Home Loan Bank advances                                  15,500         4,000
Accrued interest payable                                             87            37
Other liabilities                                                    60            19
                                                                -------       -------
    Total liabilities                                            45,278        34,922

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized,
   none outstanding                                                  --            --
Common stock, $.01 par value, 5,000,000 shares authorized
   445,583 shares issued and outstanding                              4            --
Additional paid-in capital                                        4,090            --
Retained earnings - substantially restricted                      5,383         5,105
Unearned employee stock ownership plan shares                      (350)           --
Accumulated other comprehensive income                             (165)           (3)
                                                                -------       -------
    Total shareholders' equity                                    8,962         5,102
                                                                -------       -------

       Total liabilities and shareholders' equity               $54,240       $40,024
                                                                =======       =======

----------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                         INDIAN VILLAGE BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

------------------------------------------------------------------------------

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                           -------------       -------------
                                          1999      1998      1999       1998
                                          ----      ----      ----       ----
INTEREST AND DIVIDEND INCOME
    Loans, including fees                $ 722      $616     $2,093     $1,817
    Securities                             193       136        396        411
    Interest-bearing deposits and
      Federal funds sold                    24         8         51         33
                                         -----      ----     ------     ------
       Total interest income               939       760      2,540      2,261

INTEREST EXPENSE
    Deposits                               337       384      1,073      1,145
    Federal Home Loan Bank advances        152        42        305         92
                                         -----      ----     ------     ------
       Total interest expense              489       426      1,378      1,237
                                         -----      ----     ------     ------

NET INTEREST INCOME                        450       334      1,162      1,024
Provision for loan losses                    5        23         11         24
                                         -----      ----     ------     ------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                          445       311      1,151      1,000

NONINTEREST INCOME
    Service charges and other fees           7         2         15          8
    Gain on sale of securities
      available for sale, net                5         2         15         (9)
    Other income                            (4)        1          5         14
                                         -----      ----     ------     ------
       Total noninterest income              8         5         35         13

NONINTEREST EXPENSE
    Salaries and employee benefits         128       108        340        310
    Occupancy and equipment                 22        17         57         52
    Professional and consulting fees        15        11         42         39
    FDIC deposit insurance                   5         4         14         18
    Franchise taxes                         17        19         52         55
    Date processing                         17        14         58         42
    Director and committee fees             19        23         57         56
    Other expense                           53        37        145        102
                                         -----      ----     ------     ------
       Total noninterest expense           276       233        765        674
                                         -----      ----     ------     ------

INCOME BEFORE INCOME TAXES                 177        83        421        339
Income tax expense                          60        34        143        119
                                         -----      ----     ------     ------

NET INCOME                               $ 117      $ 49     $  278     $  220
                                         =====      ====     ======     ======

EARNINGS PER COMMON SHARE                $0.29      $N/A     $ 0.29     $  N/A
                                         =====      ====     ======     ======

--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                             INDIAN VILLAGE BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                      (Unaudited)
                                (Dollars in thousands)

--------------------------------------------------------------------------------------

                                                 Three Months Ended  Nine Months Ended
                                                    September 30,      September 30,
                                                   --------------      --------------
                                                   1999      1998      1999      1998
                                                   ----      ----      ----      ----
NET INCOME                                         $117      $49      $ 278      $220

Other comprehensive income, net of tax
    Unrealized gains (losses) on securities
      available for sale arising during period      (47)      36       (152)       13
    Reclassification adjustment for
      accumulated (gains) losses included in
      net income                                     (3)      (1)       (10)        6
                                                   ----      ---      -----      ----
       Net unrealized gains (losses)
         on securities                              (50)      35       (162)       19
    Additional minimum pension
      liability adjustment                           --       --         --        --
                                                   ----      ---      -----      ----
       Other comprehensive income                   (50)      35       (162)       19

COMPREHENSIVE INCOME                               $ 67      $84      $ 116      $239
                                                   ====      ===      =====      ====

--------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                                         INDIAN VILLAGE BANCORP, INC.
                          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                Nine Months Ended September 30, 1999 and 1998
                                                 (Unaudited)
                                            (Dollars in thousands)

-------------------------------------------------------------------------------------------------------------

                                                                                         Unrealized
                                                                             Additional    Gain on
                                             Additional            Unearned   Minimum    Securities
                                    Common    Paid-In   Retained     ESOP     Pension     Available
                                     Stock    Capital   Earnings    Shares   Liability    for Sale      Total
                                     -----    -------   --------    ------   ---------    --------      -----
Balance at January 1, 1998            $--     $   --     $4,859     $  --      $(68)        $  61      $4,852

Net income for the period              --         --        220        --        --            --         220

Change in fair value of securities
  available for sale                   --         --         --        --        --            19          19
                                      ---     ------     ------     -----      ----         -----      ------

Balance at September 30, 1998         $--     $   --     $5,079     $  --      $(68)        $  80      $5,091
                                      ===     ======     ======     =====      ====         =====      ======

Balance at January 1, 1999 $           --     $   --     $5,105     $  --      $(53)        $  50      $5,102

Net income for the period              --         --        278        --        --            --         278

Sale of 445,583 shares of no
  par common stock, net of
  conversion costs                      4      4,089         --        --        --            --       4,093

Purchase of 35,637 shares
  under ESOP plan                      --         --         --      (356)       --            --        (356)

Release of 594 ESOP shares             --          1         --         6        --            --           7

Change in fair value of securities
  available for sale                   --         --         --        --        --          (162)       (162)
                                      ---     ------     ------     -----      ----         -----      ------

Balance at March 31, 1998             $ 4     $4,090     $5,383     $(350)     $(53)        $(112)     $8,962
                                      ===     ======     ======     =====      ====         =====      ======

-------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                                 INDIAN VILLAGE BANCORP, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                    (Dollars in thousands)

----------------------------------------------------------------------------------------------

                                                                          Nine Months Ended
                                                                            September 30,
                                                                            -------------
                                                                          1999          1998
                                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                          $    278      $   220
    Adjustments to reconcile net income to net cash from
      operating activities:
       Depreciation                                                           37           26
       Premium amortization, net of accretion                                  8           (6)
       Provision for loan losses                                              11           24
       Federal Home Loan Bank stock dividends                                (25)         (21)
       Gain/Loss on sale of securities available for sale                    (15)           9
       Compensation expense on ESOP shares                                     7           --
       Net change in accrued interest receivable and other assets           (252)         (93)
       Net change in accrued expenses and other liabilities                  216          (59)
                                                                        --------      -------
          Net cash from operating activities                                 265          100

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in time deposits                                              200           --
    Purchases of securities available for sale                           (11,343)      (2,438)
    Proceeds from sales of securities available for sale                   1,428          816
    Proceeds from maturities of securities available for sale              1,545        1,136
    Net change in loans                                                   (4,866)      (2,231)
    Premises and equipment expenditures, net                                (645)         (22)
    Purchases of Federal Home Loan Bank stock                               (354)          --
                                                                        --------      -------
       Net cash from investing activities                                (14,035)      (2,739)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                                (1,235)         468
    Net change in short-term Federal Home Loan Bank advances               3,500           --
    Proceeds from long-term Federal Home Loan Bank advances                8,000        2,000
    Proceeds from issuance of common stock, net of conversion costs        4,093           --
    Cash provided to ESOP                                                   (356)          --
                                                                        --------      -------
       Net cash from financing activities                                 14,002        2,468
                                                                        --------      -------

Net change in cash and cash equivalents                                      232         (171)

Cash and cash equivalents at beginning of period                             797          923
                                                                        --------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  1,029      $   752
                                                                        ========      =======

Supplemental disclosures of cash flow information
    Cash paid during the period for
       Interest                                                         $  1,334      $ 1,225
       Income taxes                                                           35          124

----------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Indian Village Bancorp, Inc. ("Corporation") at September 30, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements and notes thereto of Indian Village Community Bank ("Bank") for the year ended December 31, 1998. The accounting policies of the Bank described in the notes to financial statements contained in the Bank's December 31, 1998, financial statements, filed as part of the Registration Statement on Form SB-2, as amended, have been consistently followed in preparing this Form 10-QSB.

The consolidated financial statements include the accounts of Indian Village Bancorp, Inc. and its wholly-owned subsidiary, Indian Village Community Bank. All significant intercompany transactions and balances have been eliminated.

The Corporation's and Bank's revenues, operating income and assets are primarily from the financial institution industry. The Bank is engaged in the business of residential mortgage lending and consumer banking with operations conducted through its main office located in Gnadenhutten, Ohio. This community and the contiguous areas are the source of substantially all the Bank's loan and deposit activities. The majority of the Bank's income is derived from residential and consumer lending activities and investments.

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

--------------------------------------------------------------------------------
                                   (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As more fully discussed in Note 2, the Bank converted from the mutual to stock form of ownership with the concurrent formation of a holding company effective July 1, 1999. Accordingly, earnings per share for the three and nine months ended September 30, 1999 was computed based on the net income of the Corporation since July 1, 1999. The weighted average number of shares outstanding during the three and nine months ended September 30, 1999 was 410,243. Unreleased ESOP shares are not considered to be outstanding shares for the purpose of determining the weighted average number of shares used in the earnings per common share calculation. Net income of the Corporation subsequent to July 1, 1999 was $117,000. No earnings per common share is shown for the three and nine months ended September 30, 1998, as prior to July 1, 1999, the Bank was a mutual company. The financial information for the three and nine months ended September 30, 1998 reflects the Bank prior to the conversion.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity. Upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the Corporation's financial statements.


NOTE 2 - CONSUMMATION OF THE CONVERSION TO A STOCK SAVINGS AND LOAN ASSOCIATION WITH THE CONCURRENT FORMATION OF A HOLDING COMPANY

On January 20, 1999, the Board of Directors of the Bank, subject to regulatory approval and approval by the members of the Bank, unanimously adopted a Plan of Conversion under which the Bank would convert from a federally chartered mutual bank to a federally chartered stock bank and concurrently form a holding company to own 100% of the Bank's stock. The conversion was consummated on July 1, 1999, and the Company sold its common stock in an amount equal to the pro forma market value of the Bank after giving effect to the conversion. A total of 445,583 common shares of the Company were sold at $10.00 per share. The company received net proceeds of $4,093,682, after deducting conversion costs of $362,147.

The Company retained 50% of the net proceeds from the sale of common shares. The remainder of the net proceeds was invested in the capital stock issued by the Bank to the Company.

--------------------------------------------------------------------------------
                                   (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


NOTE 2 - CONSUMMATION OF THE CONVERSION TO A STOCK SAVINGS AND LOAN ASSOCIATION WITH THE CONCURRENT FORMATION OF A HOLDING COMPANY

As part of the conversion, the Bank established a liquidation account in an amount equal to its regulatory capital as of December 31, 1998. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank may not pay dividends that would reduce shareholders' equity below the required liquidation account balance.

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


NOTE 3 - SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                             Gross       Gross        Estimated
                              Amortized   Unrealized   Unrealized       Fair
                                 Cost        Gains       Losses         Value
                                 ----        -----       ------         -----

                               --------------September 30, 1999---------------
U.S. Treasury securities       $   249        $ 2        $  --         $   251
U.S. Government agencies         7,931         --          (72)          7,859
Mortgage-backed securities       6,392         --          (99)          6,293
                               -------        ---        -----         -------

                               $14,572        $ 2        $(171)        $14,403
                               =======        ===        =====         =======

                               ---------------December 31, 1998---------------

U.S. Treasury securities       $   747        $13        $  --         $   760
U.S. Government agencies         1,050          6           --           1,056
Obligations of states and
  political subdivisions           147          5           --             152
Mortgage-backed securities       4,175         70          (18)          4,227
                               -------        ---        -----         -------

                               $ 6,119        $94        $ (18)        $ 6,195
                               =======        ===        =====         =======

--------------------------------------------------------------------------------
                                   (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


NOTE 3 - SECURITIES AVAILABLE FOR SALE (Continued)

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

                                                                  Estimated
                                                    Amortized       Fair
                                                       Cost         Value
                                                       ----         -----
         Due within one year                         $   249       $   251
         Due after one year through five years           247           246
         Due after five years through ten years        5,935         5,920
         Due after ten years                           1,749         1,693
         Mortgage-backed securities                    6,392         6,293
                                                     -------       -------

                                                     $14,572       $14,403
                                                     =======       =======

Proceeds from sales of securities available for sale during the three and nine months ended September 30, 1999 were $300,000 and $1,428,000. Gross gains of $5,000 and $15,000 were realized on those sales. Proceeds from sales of securities available for sale during the three and nine months ended September 30, 1998 were $275,000 and $816,000. Gross gains of $2,000 and $2,000 and gross losses of $11,000 were realized on those sales.

--------------------------------------------------------------------------------
                                   (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


NOTE 4 - LOANS

Loans are summarized as follows:

                                                September 30,    December 31,
                                                     1999            1998
                                                     ----            ----
         Real estate loans:
            One- to four-family residential        $28,427         $26,080
            Multi-family residential                 1,635           1,736
            Nonresidential                           1,308             647
            Construction                             1,757             677
            Land                                       155             135
                                                   -------         -------
                                                    33,282          29,275
         Consumer loans:
            Home equity loans and lines of credit    1,333             887
            Home improvement                            44             301
            Automobile                                 710             516
            Loans on deposit accounts                  213             294
            Unsecured                                   71              12
            Other                                      746             274
                                                   -------         -------
                                                     3,117           2,284
         Commercial business loans                      96              27
                                                   -------         -------
                                                    36,495          31,586
         Less:
            Net deferred loan fees and costs           (65)            (54)
            Loans in process                           (61)            (40)
            Allowance for loan losses                 (229)           (218)
                                                   -------         -------

                                                   $36,140         $31,274
                                                   =======         =======

Activity in the allowance for loan losses is summarized as follows:

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                        -------------        -------------
                                        1999     1998        1999     1998
                                        ----     ----        ----     ----
     Balance at beginning of period     $224     $177        $218     $176
     Provision for losses                  5       23          11       24
     Charge-offs                          --      (18)         --      (18)
     Recoveries                           --       --          --       --
                                        ----     ----        ----     ----

     Balance at end of period           $229     $182        $229     $182
                                        ====     ====        ====     ====

As of and for the three and nine months ended September 30, 1999 and 1998, no loans were considered impaired within the scope of SFAS No. 114.

--------------------------------------------------------------------------------
                                   (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

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

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to make loans. The Corporation's exposure to credit loss in case of nonperformance by the other party to the financial instrument for commitments to make loans is represented by the contractual amount of those instruments. The Corporation follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements.

As of September 30, 1999, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $450,000 and $612,000. As of December 31, 1998, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $494,000 and $1,891,000. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.


NOTE 6 - EMPLOYEE STOCK OWNERSHIP PLAN

The Bank has established an employee stock ownership plan ("ESOP") for the benefit of substantially all employees of the Corporation and the Bank. The establishment of the ESOP and the purchase by the ESOP of the common shares of the Corporation are subject to the receipt of a favorable determination letter on the qualified status of the ESOP under applicable provisions of the Internal Revenue Code. Although no assurances can be given, the Corporation expects that the ESOP will receive a favorable determination letter.

The ESOP borrowed funds from the Corporation with which to acquire common shares of the Corporation. The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. All dividends on unallocated shares received by the ESOP are used to pay debt service. The shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. As payments are made and the shares are released from the suspense account, such shares will be validly, issued fully paid and nonassessable.

--------------------------------------------------------------------------------
                                   (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


NOTE 7 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

The Corporation accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Corporation reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $7,000 for the three and nine months ended September 30, 1999. The ESOP shares as of September 30, 1999 were as follows:

       Shares released for allocation                                   594
       Unreleased shares                                             35,043
                                                                   --------
       Total ESOP shares                                             35,637
                                                                   ========

       Fair value of unreleased shares at September 30, 1999       $411,755
                                                                   ========

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


INTRODUCTION

In the following pages, management presents an analysis of the financial condition of Indian Village Bancorp, Inc. as of September 30, 1999 compared to December 31, 1998, and results of operations for the three and nine months ended September 30, 1999 compared with the same periods in 1998. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Corporation's operations and the Corporation's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Bank's general market area.


FINANCIAL CONDITION

Total assets at September 30, 1999 were $54.2 million compared to $40.0 million at December 31, 1998, an increase of $14.2 million, or 35.5%. The increase in total assets was primarily due to an increase in securities available for sale of $8.2 million and an increase in loans of $4.9 million. The increase in loans consisted primarily of an increase in one- to four-family residential real estate loans of $2.4 million, as well as increases in construction loans, consumer loans and nonresidential real estate loans of $1.1 million, $833,000 and $661,000, respectively. These increases are reflective of a stable local economy and the Bank's more aggressive promotion of consumer loans. The increase in securities was funded primarily by the net proceeds of the conversion and Federal Home Loan Bank ("FHLB") advances.

The $833,000, or 36.5%, increase in the consumer loan portfolio between December 31, 1998 and September 30, 1999 consisted primarily of increases in other consumer loans of $472,000 and home equity loans and lines of credit of $446,000. Consumer loans represented 8.5% and 7.2% of gross loans at September 30, 1999 and December 31, 1998, respectively.

Total deposits were $29.6 million on September 30, 1999 compared to $30.9 million at December 31, 1998, a decrease of $1.2 million, or 4.0%. The Corporation experienced modest decreases in negotiable order of withdrawal ("NOW") accounts, and savings accounts aggregating $117,000. Decreases in certificates of deposit, money market accounts and noninterest-bearing demand deposit accounts totaled $1.1 million. Management attributes the decrease in deposits to increased competition and the overall lack of growth in its local market area. The certificate of deposit portfolio as a percent of total deposits increased slightly from 73.8% at December 31, 1998 to 74.3% at September 30, 1999. Almost all certificates of deposit held by the Corporation mature in less than three years with the majority maturing in the next year.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


As a secondary source of liquidity, the Corporation obtains borrowings from the Federal Home Loan Bank of Cincinnati, from which it held advances totaling $15.5 million at September 30, 1999 and $4.0 million at December 31, 1998. Due to continued loan demand and in order to better leverage the Corporation's capital, the Corporation used these funds to originate mortgage loans and purchase securities available for sale as well as provide for short-term liquidity needs. FHLB advances at September 30, 1999 consisted of $3.5 million in short-term advances, a $1.0 million advance due December 2003 with a fixed rate of interest of 4.20%, a $1.0 million advance due April 2009 with a fixed rate of interest of 4.67%, a $1.0 million advance due April 2009 with a fixed rate of interest of 5.44%, a $2.0 million advance due April 2009 with a fixed rate of interest of 5.60%, a $5.0 million advance due August 2009 with a fixed rate of interest of 5.56%, and a $2.0 million advance due August 2008 with a fixed rate of interest of 5.93%. Additional advances may be obtained from the Federal Home Loan Bank to fund future loan growth and liquidity as needed.


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
    AND SEPTEMBER 30, 1998

The general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions affect the operating results of the Corporation. Interest rates on competing investments and general market rates of interest influence the Corporation's cost of funds. Lending activities are influenced by the demand for real estate loans and other types of loans, which in turn is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

The Corporation's net income primarily depends on its net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The level of net interest income is dependent on the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Provisions for loan losses, service charges, gains on the sale of assets, other income, noninterest expense and income taxes also affect net income.

Net income was $278,000 for the nine months ended September 30, 1999, compared to $220,000 for the nine months ended September 30, 1998. The increase in net income for the nine months ended September 30, 1999 was primarily the result of an increase in net interest income, partially offset by an increase in noninterest expense.

Net interest income totaled $1.2 million for the nine months ended September 30, 1999, as compared to $1.0 million for the nine months ended September 30, 1998, representing an increase of $138,000, or 13.5%. The change in net interest income is attributable to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities offset by a decrease in the interest rate spread.

Interest and fees on loans increased approximately $276,000, or 15.2%, from $1.8 million for the nine months ended September 30, 1998 to $2.1 million for the nine months ended September 30, 1999. The increase in interest income was due to higher average loans, partially offset by a decrease in the yield earned.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Interest earned on securities totaled $396,000 for the nine months ended September 30, 1999, as compared to $411,000 for the nine months ended September 30, 1998. The decrease was a result of lower average balances of securities combined with a decreased yield earned.

Interest on interest-bearing deposits and overnight deposits increased to $51,000 for the nine months ended September 30, 1999, as compared to $33,000 for the same period in 1998. This increase was the result of higher average balances on interest-bearing deposits and overnight deposits combined with the yield earned remaining relatively unchanged.

Interest paid on deposits decreased $72,000 for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. The decrease in interest expense was due to a decrease in the cost of funds combined with a decrease in the average balances of deposits.

Interest on Federal Home Loan Bank advances totaled $305,000 for the nine months ended September 30, 1999, compared to $92,000 for the nine months ended September 30, 1998. The increase was the result of a higher average balance partially offset by a lower cost of funds. The additional borrowings were used to provide funding for loan demand and to better leverage the Corporation's capital.

The Corporation maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent on a variety of factors, including the performance of the Corporation's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses for the nine months ended September 30, 1999 totaled $11,000 compared to $24,000 for the nine months ended September 30, 1998. The Corporation did not experience any net charge-offs during the nine months ended September 30, 1999 compared to net charge-offs of $18,000 for the nine months ended September 30, 1998. The Corporation's low charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for the purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. Despite this history, the Corporation cannot give any assurances as to the level of future charge-offs. The allowance for loan losses totaled $229,000 or .63% of gross loans at September 30, 1999, compared with $218,000, or .69% of gross loans at December 31, 1998.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Noninterest income includes service charges and other fees, net gains on sales of securities available for sale and other income. For the nine months ended September 30, 1999, noninterest income totaled $35,000 compared to $13,000 for the nine months ended September 30, 1998. During the 1999 period, the Corporation experienced an increase in service charges and other fees and net gains on sales of securities available for sale that was partially offset by a slight decrease in other miscellaneous income.

Noninterest expense totaled $765,000 for the nine months ended September 30, 1999 compared to $674,000 for same period in 1998. The increase in noninterest expense was primarily the result of a $43,000 increase in other expense due to increases in stationary and printing expense and advertising expense. The increase in stationary and printing expense was attributable to the Bank's name change in January 1999 and the increase in advertising expense was due to consumer loan and debit card advertising. Additionally, salaries and employee benefits expense increased by $30,000 from period to period, due primarily to increased staffing in anticipation of the opening of the new branch office, normal annual merit increases and the establishment of the Corporation's ESOP.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $143,000 for the nine months ended September 30, 1999 compared to $119,000 for the nine months ended September 30, 1998.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
    1999 AND SEPTEMBER 30, 1998

Net income was $117,000 for the three months ended September 30, 1999, compared to $49,000 for the three months ended September 30, 1998. The increase in net income for the three months ended September 30, 1999 was primarily the result of an increase in net interest income, partially offset by an increase in noninterest expense.

Net interest income totaled $450,000 for the three months ended September 30, 1999, as compared to $334,000 for the three months ended September 30, 1998, representing an increase of $116,000, or 34.7%. The change in net interest income is attributable to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities offset by a decrease in the interest rate spread.

Interest and fees on loans increased approximately $106,000, or 17.2%, from $616,000 for the three months ended September 30, 1998 to $722,000 for the three months ended September 30, 1999. The increase in interest income was due to higher average loans, partially offset by a decrease in the yield earned.

Interest earned on securities totaled $193,000 for the three months ended September 30, 1999, as compared to $136,000 for the three months ended September 30, 1998. The increase was a result of higher average balances of securities partially offset by a decreased yield earned.

Interest on interest-bearing deposits and overnight deposits for the three months ended September 30, 1999 totaled $24,000, compared to $8,000 in the same quarter in 1998. This increase was the result of an increase in the average balance of interest-bearing deposits and overnight funds. The yield earned on interest-bearing deposits and overnight funds remained relatively unchanged.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Interest paid on deposits decreased $47,000 for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. The decrease in interest expense was due to a decrease in the cost of funds combined with a decrease in the average balances of deposits.

Interest on Federal Home Loan Bank advances totaled $152,000 for the three months ended September 30, 1999, compared to $42,000 for the three months ended September 30, 1998. The increase was the result of a higher average balance combined with a higher cost of funds. The additional borrowings were used to provide funding for loan demand and to better leverage the Corporation's capital.

The provision for loan losses for the three months ended September 30, 1999 totaled $5,000 compared to $23,000 for the three months ended September 30, 1998. The Corporation did not experience any net charge-offs during the three months ended September 30, 1999 while net charge-offs totaled $18,000 for the three months ended September 30, 1998.

For the three months ended September 30, 1999, noninterest income totaled $8,000, compared to $5,000 for the three months ended September 30, 1998. During the 1999 period, the Corporation experienced a gain on the sale of a security available for sale that was partially offset by a decrease in other miscellaneous income.

Noninterest expense totaled $276,000 for the three months ended September 30, 1999 compared to $233,000 for same period in 1998. The increase in noninterest expense was primarily the result of a $20,000 increase in salaries and employee benefits expense and a $16,000 increase in other expense due to advertising expense. The increase in salaries and employee benefits expense was the result of increased staffing in anticipation of the opening of the new branch office, normal annual merit increases and the establishment of the Corporation's ESOP. The increase in advertising expense was due to consumer loan and debit card advertising.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $60,000 for the three months ended September 30, 1999 compared to $34,000 for the three months ended September 31, 1998.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the nine months ended September 30, 1999 and 1998.

                                                       Nine Months Ended
                                                         September 30,
                                                         -------------
                                                       1999         1998
                                                       ----         ----
                                                         (In thousands)
Net income                                           $    278      $   220
Adjustments to reconcile net income to
  net cash from operating activities                      (13)        (143)
                                                     --------      -------
Net cash from operating activities                        265           77
Net cash from investing activities                    (14,035)      (2,716)
Net cash from financing activities                     14,002        2,468
                                                     --------      -------
Net change in cash and cash equivalents                   232         (171)
Cash and cash equivalents at beginning of period          797          923
                                                     --------      -------
Cash and cash equivalents at end of period           $  1,029      $   752
                                                     ========      =======

The Corporation's principal sources of funds are deposits, loan repayments, maturities of securities, Federal Home Loan Bank advances and other funds provided by operations. While scheduled loan repayments and maturing securities are relatively predictable, deposit flows and early loan prepayments are influenced by interest rates, general economic conditions, and competition. The Corporation maintains investments in liquid assets based on management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

OTS regulations presently require the Bank to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Bank may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At September 30, 1999, the Bank's regulatory liquidity was 8.24%. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Financial Statements.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At September 30, 1999, and December 31, 1998, the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the prompt corrective-action provisions of the Federal Deposit Insurance Corporation Improvement Act at September 30, 1999 and December 31, 1998.

At September 30, 1999, and December 31, 1998 the Bank's actual capital levels and minimum required levels were:

                                                                            Minimum
                                                                         Required To Be
                                                  Minimum Required      Well Capitalized
                                                     For Capital     Under Prompt Corrective
                                   Actual         Adequacy Purposes    Action Regulations
                              Amount    Ratio      Amount    Ratio     Amount       Ratio
                              ------    -----      ------    -----     ------       -----
(In thousands)
SEPTEMBER 30, 1999
Total capital (to risk-
  weighted assets)            $7,210    26.0%      $2,215     8.0%     $2,769       10.0%
Tier 1 (core) capital (to
  risk-weighted assets)        6,981    25.2        1,108     4.0       1,661        6.0
Tier 1 (core) capital (to
  adjusted total assets)       6,981    12.9        1,630     3.0       2,717        5.0
Tangible capital (to
  adjusted total assets)       6,981    12.9          815     1.5         N/A

DECEMBER 31, 1998
Total capital (to risk-
  weighted assets)            $5,226    25.8%      $1,621     8.0%     $2,026       10.0%
Tier 1 (core) capital (to
  risk-weighted assets)        5,008    24.7          810     4.0       1,215        6.0
Tier 1 (core) capital (to
  adjusted total               5,008    12.5        1,202     3.0       1,997        5.0
Tangible capital (to
  adjusted total assets)       5,008    12.5          599     1.5         N/A

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


In February 1999, the Corporation received Office of Thrift Supervision approval to establish a branch office in New Philadelphia, Ohio. The Corporation purchased the land in December 1998 for $213,000. Based on preliminary architectural estimates, the Corporation expects the total cost of the construction and furniture, fixtures and equipment to be $1.0 million. At September 30, 1999, the Corporation had paid costs related to this office totaling $787,000 including the purchase of the land. The new branch is expected to open for business during the fourth quarter of 1999.


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

   4. Validation - Testing all systems and third-party vendors for Year 2000 compliance. Indian Village has replaced all in-house equipment, such as teller station equipment, with Year 2000 compliant equipment. A third-party service bureau processes all customer transactions and has completed upgrades to its systems to be Year 2000 compliance. Indian Village conducted in-house proxy testing in August 1998 and on-line testing in February 1999. The results of both forms of testing were satisfactory and without material exceptions. Other parties whose Year 2000 compliance may affect Indian Village include the Federal Home Loan Bank of Cincinnati, brokerage firms, the operator of Indian Village's automated teller machines network and Indian Village's pension plan administrator. These third parties have indicated their compliance or intended compliance. Where it is possible to do so, Indian Village has scheduled testing with these third parties. Where testing is not possible, Indian Village will rely on certifications from vendors and service providers. Management believes this phase has been completed as of September 30, 1999.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


   5. Implementation - Replacement or repair of noncompliant technology. As Indian Village progresses through the validation phase, Indian Village expects to determine necessary remedial actions and provide for their implementation. Indian Village has already implemented a new Year 2000 compliant computerized teller system and has verified the Year 2000 compliance of its computer hardware and other equipment containing embedded microprocessors. This phase was completed as of June 30, 1999.

Management of Indian Village has had discussions with a majority of its commercial borrowers, including all of its large borrowers, regarding their Year 2000 readiness. These discussions have revealed that these borrowers are not heavily dependent on computers. Accordingly, Indian Village does not believe that its commercial borrowers will be adversely affected by the year 2000.

Indian Village has incurred costs of approximately $35,000 to replace computer equipment, software programs or other equipment containing embedded microprocessors that were not Year 2000 compliant. System maintenance or modification costs are charged to expense as incurred, while the cost of new hardware, software or other equipment is capitalized and amortized over their estimated useful lives. Indian Village does not separately track the internal costs and time that its own employees spend on Year 2000 issues, which are principally payroll costs.

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

   2. Governmental agencies, such as the Federal Home Loan Bank of Cincinnati, and corespondent institutions could fail to provide funds to Indian Village, which could materially impair Indian Village's liquidity and affect Indian Village's ability to fund loans and deposit withdrawals;

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

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


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


PENDING LEGISLATION

Pending legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Corporation, that existed prior to May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired the Corporation.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Item 1.  Legal Proceedings
         -----------------
         None

Item 2.  Changes in Securities
         ---------------------
         On July 1, 1999, the Corporation completed an initial offering of securities registered pursuant to the Securities Act of 1933, as amended. In connection therewith:

         1. The effective date of the Registration Statement on Form SB-2, as amended (File No. 333-74621) was May 14, 1999.

         2. The offering of securities was not underwritten. Trident Securities acted as marketing agent.

         3. The class of securities registered was common stock, $0.01 par value per share. The amount of such securities registered was 793,500 shares at an offering price of $10.00 per share. The offering terminated on July 1, 1999 with the sale of 445,583 shares at a price of $10.00 per share.

         4. The total offering expenses incurred by the Company were approximately $362,147, none of which were paid directly or indirectly to directors or officers of the Company or their associates.

         5. The net proceeds of the offering were $4.1 million of which $356,370 was loaned to the Bank's employee stock ownership plan to purchase stock in the offering. One-half of the net proceeds were invested in the Bank and the remaining was invested in short-term securities. These uses of proceeds do not represent a material change in the use of proceeds described in the Corporation's Prospectus dated May 14,1999.

Item 3.  Defaults On Senior Securities
         -----------------------------
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None

Item 5.  Other Information
         -----------------
         None

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     PART II - OTHER INFORMATION (Continued)

--------------------------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a) Exhibits
              3.1  Articles of Incorporation of Indian Village Bancorp, Inc.*
              3.2  Bylaws of Indian Village Bancorp, Inc.*
              4.0  Specimen Stock Certificate of Indian Village Bancorp, Inc.*
             10.1 Indian Village Community Bank Employee Stock Ownership Plan Trust Agreement
             10.2  ESOP Loan Commitment Letter and ESOP Loan Documents
             10.3 Employment Agreement between Indian Village Community Bank, Indian Village Bancorp, Inc. and Marty R. Lindon
             10.4 Employment Agreement between Indian Village Community Bank, Indian Village Bancorp, Inc. and Lori S. Frantz
             10.5 Indian Village Community Bank Employee Severance Compensation Plan
             27.0  Financial Data Schedule
         (b) No current reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

         * Incorporated herein by reference into this document from the Exhibits on Form SB-2 Registration Statement and amendments thereto, initially filed on March 18, 1999. Registration No. 333-74621

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 5, 1999                  /s/ Marty R. Lindon
       --------------------------        ---------------------------------------
                                         Marty R. Lindon
                                         President and Chief Executive Officer


Date:  November 5, 1999                  /s/ Lori S. Frantz
       --------------------------        ---------------------------------------
                                         Lori S. Frantz
                                         Vice President, Treasurer and
                                         Chief Financial Officer

--------------------------------------------------------------------------------