Form 10KSB
period 1999-12-31
INDIAN VILLAGE BANCORP INC
filed 2000-03-29
CIK 1081338

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM  10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended December 31, 1999


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________

                        Commission File Number: 0-25971


                         INDIAN VILLAGE BANCORP, INC.
                (Name of small business issuer in its charter)

       PENNSYLVANIA                                     34-1891199
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

100 South Walnut Street, Gnadenhutten, Ohio                44629
(Address of principal executive offices)                 (Zip Code)

        Issuer's telephone number, including area code: (740) 254-4313
      Securities registered pursuant to Section 12 (b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                               (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No _____
    -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ________

     The issuer's gross revenues for the fiscal year ended December 31, 1999 were $3,654,000.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates was $3,716,000, based upon the average of the bid and asked price ($11.125 per share) as quoted on the OTC Bulletin Board for March 10, 2000. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

     The number of shares outstanding of the registrant's Common Stock as of March 15, 2000 was 445,583.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual Report to Stockholders and of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-KSB

Transitional Small Business Disclosure Format (check one):  Yes ____  No   X
                                                                          ---

                                     INDEX

                                                    Part I

                                                                                                          Page
Item 1.  Description of Business........................................................................    3
Item 2.  Description of Property........................................................................   28
Item 3.  Legal Proceedings..............................................................................   28
Item 4.  Submission of Matters to a Vote of Securities Holders..........................................   28


                                                   Part II


Item 5.  Market for Common Equity and Related Stockholder Matters.......................................   29
Item 6.  Management's Discussion and Analysis or Plan of Operation......................................   29
Item 7.  Financial Statements...........................................................................   29
Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure...........   29


                                                   Part III


Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
           of the Exchange Act.........................................................................    29
Item 10. Executive Compensation.........................................................................   29
Item 11. Security Ownership of Certain Beneficial Owners and Management.................................   29
Item 12. Certain Relationships and Related Transactions.................................................   29
Item 13. Exhibits and Reports on Form 8-K...............................................................   30

      This report contains certain "forward-looking statements" within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Indian Village Bancorp, Inc.'s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

      Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Indian Village Bancorp, Inc. operates, as well as nationwide, Indian Village Bancorp, Inc.'s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Indian Village Bancorp, Inc. assumes no obligation to update any forward-looking statements.


PART I

Item 1.  DESCRIPTION OF BUSINESS

General

      Indian Village Bancorp, Inc., headquartered in Gnadenhutten, Ohio, was formed in March 1999 as the holding company for Indian Village Community Bank in connection with the conversion of Indian Village from mutual to stock form of ownership. The conversion was completed on July 1, 1999 through the sale of 445,583 shares of common stock by Indian Village Bancorp at a price of $10.00 per share. Indian Village Bancorp's sole business activity is the ownership of all of Indian Village's capital stock. Indian Village Bancorp does not transact any material business other than through its subsidiary, Indian Village. Indian Village Bancorp is subject to the regulation of the Office of Thrift Supervision and the Securities and Exchange Commission. Indian Village Bancorp is listed on the OTC Bulletin Board under the symbol IDVB.

      Indian Village's principal business is attracting deposits from the general public and originating loans secured by one-to-four family residential real estate properties located in its market area. Indian Village is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Indian Village's deposits are federally insured by the Federal Deposit Insurance Corporation. Indian Village is a member of the Federal Home Loan Bank System.

Market Area

      Tuscarawas County in east central Ohio is Indian Village's primary market area, although it also originates loans to borrowers and accepts deposits from individuals residing in contiguous counties. Much of Tuscarawas County is rural with dairy and grain farming being the primary businesses. Light manufacturing and services are located in and around the towns of Dover and New Philadelphia. Major industries include steel, machine tooling, chemicals and heavy machinery. Because Tuscarawas County is primarily rural and its economy is based predominately in agriculture, its demographics are generally weaker, on average, than Ohio and the U.S. as a whole.

Competition

      Indian Village faces intense competition for the attraction of deposits and origination of loans in its primary market area. Its most direct competition for deposits has historically come from the several commercial banks operating in Indian Village's primary market area and, to a lesser extent, from other financial institutions, such as brokerage firms, credit unions and insurance companies. Particularly in times of high interest rates, Indian Village has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. Indian Village's competition for loans comes primarily from the commercial banks and loan brokers operating in its primary market area. Competition for deposits and the origination of loans may limit Indian Village's growth in the future.

Lending Activities

     General. At December 31, 1999, Indian Village's net loans totaled $37.3 million, or 62.8% of total assets. Indian Village has concentrated its lending activities on fixed-rate one- to four-family mortgage loans. To a lesser extent, Indian Village also originates multi-family, commercial real estate, land, residential construction loans, and consumer loans. Indian Village occasionally purchases participation interests in multi-family loans originated by other lenders and secured by properties located in other areas of Ohio.

     Loan Portfolio Analysis. The following table presents the composition of Indian Village's loan portfolio at the dates indicated. Indian Village had no concentration of loans exceeding 10% of total loans receivable other than as disclosed below.

                                                                                      At December 31,
                                                                 ---------------------------------------------------------
                                                                          1999                              1998
                                                                 --------------------------     --------------------------
                                                                                   Percent                        Percent
                                                                    Amount        of Total         Amount        of Total
                                                                 ------------  ------------     -----------   ------------
                                                                                    (Dollars in thousands)
Real estate loans:
   One- to four-family..........................................      $28,413         75.54%        $26,080          82.57%
   Multi-family.................................................        1,669          4.44           1,736           5.50
   Commercial...................................................        2,172          5.77             647           2.05
   Construction.................................................        1,251          3.33             677           2.14
   Land.........................................................          437          1.16             135           0.43
                                                                      -------        ------         -------         ------
      Total real estate loans...................................       33,942         90.24          29,275          92.69

Consumer loans:
   Home equity loans and lines of credit........................        1,185          3.15             887           2.81
   Home improvement loans.......................................          420          1.12             301           0.95
   Automobile...................................................          789          2.10             516           1.63
   Loans on deposit accounts....................................          231          0.61             294           0.93
   Unsecured....................................................           89          0.24              12           0.04
   Other........................................................          898          2.39             274           0.87
                                                                      -------        ------         -------         ------
      Total consumer loans......................................        3,612          9.61           2,284           7.23

Commercial business loans.......................................           60          0.15              27           0.08
                                                                      -------        ------         -------         ------

      Total loans...............................................       37,614        100.00%         31,586         100.00%
                                                                                     ------                         ======
Less:
   Net deferred loan fees and costs.............................          (68)                          (54)
   Loans in process.............................................          (23)                          (40)
   Allowance for loan losses....................................         (232)                         (218)
                                                                      -------                       -------

      Net loans.................................................      $37,291                       $31,274
                                                                      =======                       =======

     One- to Four-Family Real Estate Loans. Indian Village's primary lending activity is the origination of loans secured by one- to four-family residences located in its primary market area. One- to four-family mortgage loans are generally held in Indian Village's portfolio for long-term investment.

     At December 31, 1999, Indian Village's residential mortgage loan portfolio consisted primarily of fixed-rate fully amortizing loans with maturities ranging between 15 and 25 years. Management establishes the loan interest rate based on market conditions. Indian Village generally retains these loans in its portfolio because they generally do not conform to guidelines for sale in the secondary market. These nonconforming characteristics generally relate to the characteristics of the real property, such as excess acreage or the lack of site surveys, rather than the credit worthiness of the borrower. Indian Village generally underwrites and documents its residential mortgage loans to secondary market standards.

     Recently, in order to improve its interest rate risk exposure, Indian Village began offering adjustable rate mortgage loans with an interest rate based on the one year Constant Maturity Treasury Bill index that adjusts every year and with terms up to 25 years. These loans have a minimum interest rate of 6% and a maximum interest rate of 16% over the life of the loan. Interest rate adjustments are limited to no more than 2% during any adjustment period. At December 31, 1999, adjustable rate mortgage loans secured by one- to four-family residences amounted to $1.0 million.

     Adjustable rate mortgage loans, which Indian Village intends to originate and retain in its portfolio, will help reduce Indian Village's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the borrower. It is possible that during periods of rising interest rates the risk of default on adjustable rate mortgage loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although adjustable rate mortgage loans allow Indian Village to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations Indian Village has no assurance that yields on adjustable rate mortgage loans will be sufficient to offset increases in Indian Village's cost of funds during periods of rising interest rates. Indian Village believes these risks, which have not had a material adverse effect on Indian Village to date, generally are less than the risks associated with holding fixed-rate loans in its portfolio in a rising interest rate environment.

     Indian Village generally requires an acceptable attorney's opinion on the status of its lien on all loans where real estate is the primary source of security. Indian Village also requires that fire and casualty insurance and, if appropriate, flood insurance be maintained in an amount at least equal to the outstanding loan balance.

     Indian Village's one- to four-family residential mortgage loans do not exceed 80% of the appraised value of the security property. Indian Village does not use private mortgage insurance which would permit it to make loans with higher loan-to-value ratios. An independent certified appraiser generally appraises all properties.

     Multi-family and Commercial Real Estate Loans. Indian Village occasionally originates and purchases mortgage loans for the acquisition and refinancing of multi-family and commercial real estate properties. All purchased participation interests are underwritten according to the same standards that Indian Village would use if it were originating the underlying loans. Indian Village has no written or oral commitments with any institution to purchase predetermined numbers or types of participation interests. At December 31, 1999, purchased participation interests amounted to $1.3 million. At December 31, 1999, Indian Village's commercial real estate loans are secured by churches, storefronts, a strip shopping center and a warehouse, all of which are located in Ohio.

     Multi-family and commercial real estate loans are fully amortizing loans that are generally originated with fixed interest rates, but are occasionally originated with variable rates. Fixed rate loans are originated for terms up to 25 years. Variable rate loans are originated for terms up to 25 years. The interest rate on variable rate loans adjusts at either one, three or five year intervals.

     Multi-family and commercial real estate lending affords Indian Village an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by these properties usually are greater in amount and are more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by income producing properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. Indian Village seeks to minimize these risks by limiting the maximum loan-to-value ratio to up to 80% for multi-family and commercial real estate loans and by strictly scrutinizing the financial condition of the borrower, the cash flow of the project, the quality of the collateral and the management of the property securing the loan. Indian Village also generally obtains loan guarantees from financially capable parties based on a review of personal financial statements.

     Residential Construction Loans. Indian Village originates residential construction loans to local home builders and to individuals for the construction and acquisition of personal residences. Indian Village's construction loans to builders generally have fixed interest rates and are for a term of six months. Loans to builders are typically made with a maximum loan to value ratio of 80%. These loans are usually made to the builder before there is an identified buyer for the completed home. Indian Village generally lends to no more than three builders with whom it has long standing relationships and limits each builder to no more than three homes under construction at a time. At December 31, 1999, speculative construction loans to builders amounted to $95,000. Construction loans to individuals are made on the same terms as Indian Village's one- to four-family mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months with a contingency for an additional six months. At the end of the construction phase, the loan converts to a permanent mortgage loan.

     Before making a commitment to fund a construction loan, Indian Village requires an appraisal of the property by an independent certified appraiser. Indian Village also reviews and inspects each project before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion.

     Construction lending affords Indian Village the opportunity to earn higher interest rates with shorter terms to maturity relative to single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. These loans are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, Indian Village may be required to advance funds beyond the amount originally committed to protect the value of the project. If the estimate of value upon completion proves to be inaccurate, Indian Village may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property before the construction loan is due.

     Indian Village has attempted to minimize the foregoing risks by, among other things, limiting its construction lending to residential properties. It is also Indian Village's general policy to obtain regular financial statements from builders so that it can monitor their financial strength and ability to repay.

     Land Loans. Indian Village occasionally originates loans secured by unimproved land. These loans have terms of up to 15 years and generally have fixed interest rates and loan-to-value ratios of up to 65%.

     Consumer Loans. Indian Village introduced home equity loans and lines of credit in May 1996 and other consumer loans in April 1998. Indian Village intends to increase its emphasis on consumer loans because they have shorter maturities than real estate mortgage loans, which helps to reduce Indian Village's interest rate risk exposure, and higher yields than real estate mortgage loans.

     Home equity loans are generally fixed rate loans that fully amortize over terms up to 10 years. Home equity lines of credit are written with variable interest rates. The loan-to-value ratios on both home equity loans and lines of credit are generally limited to 80%, taking into account the outstanding balance of the first mortgage loan.

     Home improvement loans are generally fixed-rate loans that fully amortize over terms up to 15 years. Home improvement loans are generally secured by a second mortgage on the property being improved. The loan-to-value ratio generally does not exceed 80%, taking into account the outstanding balance of the first mortgage loan.

     Automobile loans are generally fixed rate loans. Loans on new automobiles are written with terms up to 66 months and with loan-to-value ratios not exceeding 100% for new cars and 90% for used cars. Loans on used cars are written for lesser terms depending on the age of the vehicle. Indian Village does not engage in indirect consumer lending.

     Loans on deposit accounts generally carry interest rates up to 2% above the rate paid on the deposit account securing the loan. The terms are generally written for terms not exceeding five years, but may also be written as renewable short term interest-only demand loans.

     At December 31, 1999, Indian Village's other consumer loans generally consisted of loans secured by various personal property other than real estate, and secured lines of credit.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

     Commercial Business Loans. Indian Village does not actively originate commercial business loans. These loans are generally fixed-rate loans with terms up to five years and secured by vehicle and business equipment.

     Loans to One Borrower. The maximum amount that Indian Village may lend to one borrower is limited by federal regulations. At December 31, 1999, Indian Village's regulatory limit on loans to one borrower was $1.1 million. At that date, Indian Village's largest amount of loans to one borrower, including the borrower's related interests, was $770,000 and consisted of one multi-family loan and five residential mortgage loans. These loans were performing according to their original terms at December 31, 1999.

     Maturity of Loan Portfolio. The following table presents certain information at December 31, 1999 regarding the dollar amount of loans maturing in Indian Village's portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                                                                At December 31, 1999
                                              ------------------------------------------------------------------------------------
                                                                 Multi-
                                                 One- to        Family and
                                                  Four-         Commercial                                 Commercial     Total
                                                Family (1)     Real Estate    Construction    Consumer      Business      Loans
                                                ----------     -----------    ------------    --------     ----------   ----------
                                                                                (Dollars in thousands)
Amounts due in:
   One year or less...........................     $    93           $    7          $   --      $  899          $ --     $   999
   More than one year to three years..........         289               --              --         260            --         549
   More than three years to five years........         390              155              --         746            60       1,351
   More than five years to 10 years...........       3,546              210              --         226            --       3,982
   More than 10 years to 15 years.............      13,697            2,702             109         294            --      16,802
   More than 15 years.........................      10,835              767           1,142       1,187            --      13,931
                                                   -------           ------          ------      ------          ----     -------
      Total amount due........................     $28,850           $3,841          $1,251      $3,612          $ 60     $37,614
                                                   =======           ======          ======      ======          ====     =======

_______________
(1)    Includes land loans.

     The following table presents the dollar amount of all loans at December 31, 1999 that are due after December 31, 2000.

                                                             Due After December 31, 2000
                                                     -------------------------------------------
                                                     Fixed-         Adjustable-
                                                      Rate             Rate               Total
                                                     -------        -----------          -------
                                                               (Dollars in Thousands)
Amounts due in:
Real estate loans:
   One- to four-family.....................          $27,372            $  948          $28,320
   Multi-family............................              205             1,465            1,670
   Commercial..............................            1,063             1,101            2,164
   Construction............................            1,179                72            1,251
   Land....................................              175               262              437
                                                     -------            ------          -------
     Total real estate loans................          29,994             3,848           33,842
   Consumer loans...........................           1,630             1,083            2,713
   Commercial business loans................              60                --               60
                                                     -------            ------          -------
     Total loans............................         $31,684            $4,931          $36,615
                                                     =======            ======          =======

     Scheduled contractual principal repayments of loans do not reflect the actual life of the loans. The average life of a loan is substantially less than its contractual term because of prepayments. In addition, due-on-sale clauses on loans generally give Indian Village the right to declare loans immediately due and payable if, among other things, the borrower sells the real property with the mortgage and the loan is not repaid. The average life of a mortgage loan tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, tends to decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

     Loan Solicitation and Processing. Indian Village's lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by Indian Village's Board of Directors and management. Loan originations come from a number of sources. The customary sources of loan originations are realtors, referrals and existing customers. Indian Village does not utilize mortgage brokers or other third-party originators. Loans less than or equal to $150,000 may be approved by Marty R. Lindon or Martin Merryman with one other loan committee signature or Loan Committee member signature. Loans above $150,000 but less than $300,000 are approved by the Loan Committee, comprised of Mr. Lindon, John A. Beitzel and Mr. Merryman. Loans equal to or greater than $300,000 are approved by the full Board of Directors.

     Loan Originations, Purchases and Sales. Indian Village primarily originates fixed-rate mortgage loans with amortization terms of up to 25 years.

     In late 1998, Indian Village began originating mortgage loans for Countrywide Home Loans Inc., an unrelated party. Generally, these loans are 30-year fixed rate mortgage loans that Indian Village chooses not to originate for its portfolio, either for investment or for sale, because of interest rate risk management, or loans that do not meet the credit standards for loans that Indian Village retains in its portfolio. Indian Village's functions are limited to accepting the application, obtaining credit reports and appraisals, verifying employment history and other application processing functions. Indian Village generally receives a processing fee equal to 1% of the loan balance as compensation. Countrywide underwrites the loan, issues any interest rate commitment to the borrower, writes the loan on its own loan documents and funds the loan at closing. These loans never become an asset of Indian Village, exposing it to credit risk or interest rate risk. Furthermore, Countrywide has no right of recourse against Indian Village on any of these loans. During 1999, Indian Village originated an immaterial dollar amount of loans under this program and recorded an immaterial amount of income.

     Occasionally, Indian Village purchases participation interests in multi-family loans secured by properties located in Ohio but outside of its primary market area. Indian Village generally limits its participation interest to between 5% and 25%. Indian Village has established a policy that limits the maximum participation interest per loan to $500,000 or less. Generally, the lead lender retains the servicing rights. Indian Village pays no fee on the loans it purchases and has no agreements or understandings with any lender to purchase a predetermined amount of participation interests. Indian Village underwrites all purchased participation interests according to the underwriting standards it uses for loans it originates.

     Except as for residential mortgage loans originated on behalf of a third party private lender, as discussed above, Indian Village generally holds all loans for long-term investment.

     The following table presents total loans originated, purchased, sold and repaid during the periods indicated.

                                                                                                  For the Year Ended
                                                                                                     December 31,
                                                                                               ------------------------
                                                                                                1999             1998
                                                                                               -------          -------
                                                                                                   (In thousands)
Total loans at beginning of period..........................................................   $31,586          $27,518

   Originations:
      Real estate:
         One- to four-family................................................................     6,723            5,113
         Multi-family.......................................................................       574              560
         Commercial.........................................................................       879              205
         Construction.......................................................................     1,962            1,178
         Land...............................................................................       616              112
                                                                                               -------          -------
            Total real estate loans.........................................................    10,754            7,168
      Consumer loans........................................................................     2,534            1,596
      Commercial business...................................................................        68               --
                                                                                               -------          -------
            Total loans originated..........................................................    13,356            8,764

   Purchases................................................................................       800               --

   Sales....................................................................................        --               --

Less:
   Principal loan repayments and prepayments................................................    (8,128)          (4,615)
   Transfers to real estate owned...........................................................        --              (81)
                                                                                               -------          -------
                                                                                                (8,128)          (4,696)
                                                                                               -------          -------
Net loan activity...........................................................................     6,028            4,068
                                                                                               -------          -------
Total loans at end of period................................................................   $37,614          $31,586
                                                                                               =======          =======

     Loan Commitments. Indian Village issues commitments for mortgage loans conditioned upon the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval. At December 31, 1999, Indian Village had variable rate loan commitments totaling $833,000, ranging in rates from 7.75% to 9.25%, and fixed-rate loan commitments totaling $1.0 million, ranging in rates from 7.25% to 17.5%.

     Loan Fees. In addition to interest earned on loans, Indian Village receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     Indian Village charges loan origination fees for fixed-rate loans which are calculated as a percentage of the amount borrowed. As required by applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. At December 31, 1999, Indian Village had $68,000 of deferred loan fees. Indian Village recognized $15,000 of deferred loan fees during the year ended December 31, 1999 in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

     Nonperforming Assets and Delinquencies. All loan payments are due on the first day of each month. When a borrowers fails to make a required loan payment, Indian Village attempts to cure the deficiency by contacting the borrower and seeking the payment. A late notice is mailed on the 30/th/ day of the month. In most cases, deficiencies are cured promptly. If a delinquency continues beyond the 30/th/ day of the month, a phone call to the borrower is usually made on the 45/th/ day of delinquency. On or about the 60/th/ day of delinquency, Indian Village sends a certified letter to the borrower giving the borrower 10 days in which to work out a payment schedule. While Indian Village generally prefers to work with borrowers to resolve problems, Indian Village will institute foreclosure or other proceedings after the 90/th/ day of a delinquency, as necessary, to minimize any potential loss.

     Management informs the Board of Directors monthly of the amount of loans delinquent more than 60 days, all loans in foreclosure, and all foreclosed and repossessed property that Indian Village owns.

     Indian Village ceases accruing interest on mortgage loans when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Indian Village does not accrue interest on mortgage loans past due 90 days or more when the estimated value of collateral and collection efforts are deemed insufficient to ensure full recovery.

     The following table presents information with respect to Indian Village's nonperforming assets at the dates indicated.

                                                                                                   At December 31,
                                                                                             ---------------------------
                                                                                             1999                   1998
                                                                                             -----                 -----
                                                                                               (Dollars in Thousands)
Nonaccruing loans:
   One- to four-family....................................................................   $ 330                 $ 241
   Multi-family...........................................................................      --                    --
   Commercial real estate.................................................................      --                    --
   Construction...........................................................................      --                    --
   Land...................................................................................      --                    --
   Consumer...............................................................................       7                    87
   Commercial business....................................................................      --                    --
                                                                                             -----                 -----
      Total nonaccruing loans (1).........................................................     337                   328
Loans past due 90 days and accruing interest..............................................      --                    --
Real estate owned (2).....................................................................     118                   122
Other repossessed assets..................................................................      13                    23
                                                                                             -----                 -----
      Total nonperforming assets (3)......................................................     468                   473
Troubled debt restructurings..............................................................      --                    --
                                                                                             -----                 -----
Troubled debt restructurings and total
   nonperforming assets...................................................................   $ 468                 $ 473
                                                                                             =====                 =====
Total nonperforming loans and troubled debt restructurings
   as a percentage of total loans.........................................................    0.90%                 1.04%
Total nonperforming assets and troubled debt restructurings
   as a percentage of total assets........................................................    0.79%                 1.18%

_____________________________________
(1) Total nonaccruing loans equals total nonperforming loans.
(2) Real estate owned balances are shown net of related loss allowances.
(3) Nonperforming assets consist of nonperforming loans, impaired loans, real estate owned and other repossessed assets.

     Interest income that would have been recorded for 1999 had nonaccruing loans been current according to their original terms amounted to approximately $7,000. No interest was included in interest income in 1999 related to these loans.

     Real Estate Owned. Real estate acquired by Indian Village as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. If the fair value declines, Indian Village records a valuation allowance through expense. Costs after acquisition are expensed. At December 31, 1999, Indian Village had $118,000 of real estate owned, consisting of one residential property and one commercial property.

     Asset Classification. The Office of Thrift Supervision has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, Office of Thrift Supervision examiners have authority to identify problem assets during examinations and, if appropriate, require them to be classified.

     There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention." Indian Village monitors "special mention" assets.

     The aggregate amounts of Indian Village's classified and special mention assets at the dates indicated were as follows:

                                                                                                   At December 31,
                                                                                               ----------------------
                                                                                               1999              1998
                                                                                               ----              ----
                                                                                                  (In Thousands)
Classified assets:
   Loss.....................................................................................   $ --              $ --
   Doubtful.................................................................................     --                --
   Substandard..............................................................................    468               416
   Special mention..........................................................................     20               173

     At December 31, 1999, assets designated substandard consisted of real estate owned of $131,000 and 11 residential mortgage loans and three consumer loans totaling $337,000, and assets designated as special mention consisted of one residential mortgage loan.

     Allowance for Loan Losses. In originating loans, Indian Village recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

     At December 31, 1999, Indian Village had an allowance for loan losses of $232,000. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Indian Village believes it has established its existing allowance for loan losses as required by generally accepted accounting principles, there can be no assurance that regulators, in reviewing Indian Village's loan portfolio, will not request Indian Village to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Indian Village's financial condition and results of operations.

     The following table presents an analysis of Indian Village's allowance for loan losses.

                                                                                             Year Ended December 31,
                                                                                           ---------------------------
                                                                                            1999                1998
                                                                                           ------              -------
                                                                                             (Dollars in thousands)
Allowance for loan losses, beginning of period..........................................   $  218              $   176
Charge-offs:
   One- to four-family..................................................................       --                   --
   Multi-family.........................................................................       --                   --
   Commercial...........................................................................       --                  (18)
   Construction.........................................................................       --                   --
   Land.................................................................................       --                   --
   Consumer.............................................................................       --                   --
   Commercial business..................................................................       --                   --
                                                                                           ------              -------
      Total charge-offs.................................................................       --                  (18)
Recoveries:
   One- to four-family..................................................................       --                   --
   Multi-family.........................................................................       --                   --
   Commercial...........................................................................       --                   --
   Construction.........................................................................       --                   --
   Land.................................................................................       --                   --
   Consumer.............................................................................       --                   --
   Commercial business..................................................................       --                   --
                                                                                           ------              -------
      Total recoveries..................................................................       --                   --
Net charge-offs.........................................................................       --                  (18)
Provision for loan losses...............................................................       14                   60
                                                                                           ------              -------
Allowance for loan losses, end of period................................................   $  232              $   218
                                                                                           ======              =======
Net charge-offs to average interest-earning loans.......................................      -- %                0.06%
Allowance for loan losses to total loans................................................     0.62%                0.69%
Allowance for loan losses to nonperforming loans and
   troubled debt restructurings.........................................................    68.84%               66.46%
Net charge-offs to allowance for loan losses............................................     0.00%                8.26%

     The following table presents the approximate allocation of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                                                  At December 31,
                                                --------------------------------------------------------------------------------
                                                                  1999                                         1998
                                                --------------------------------------      ------------------------------------
                                                            Percent of                                 Percent of
                                                            Allowance        Percent                    Allowance      Percent
                                                             in Each        of Loans                     in Each       of Loans
                                                            Category         in Each                    Category       in Each
                                                            to Total       Category to                  to Total     Category to
                                                Amount      Allowance      Total Loans      Amount      Allowance    Total Loans
                                                ------      ----------     -----------      ------     ----------    -----------
                                                                              (Dollars in thousands)
Real estate loans:
   One- to four-family.........................   $ 103         44.40%         75.54%        $ 121         55.50%         82.57%
   Multi-family................................       8          3.45           4.44             9          4.13           5.50
   Commercial..................................       8          3.45           5.77             5          2.29           2.05
   Construction................................       5          2.16           3.33             1          0.46           2.14
   Land........................................       4          1.72           1.16             1          0.46           0.43
Consumer loans.................................      17          7.33           9.61            10          4.59           7.23
Commercial business loans......................       2          0.86           0.15            --            --           0.08
Unallocated....................................      85         36.36             --            71         32.57             --
                                                  -----        ------         ------         -----        ------         ------
      Total allowance for loan losses..........   $ 232        100.00%        100.00%        $ 218        100.00%        100.00%
                                                  =====        ======         ======         =====        ======         ======

Investment Activities

     Indian Village is permitted under federal law to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Cincinnati, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Within certain regulatory limits, Indian Village may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like Indian Village are also required to maintain an investment in Federal Home Loan Bank of Cincinnati stock. Indian Village is required under federal regulations to maintain a minimum amount of liquid assets.

     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. Statement of Financial Accounting Standards No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. Indian Village does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. At December 31, 1999, all of Indian Village's mortgage-backed securities and investment securities were classified as "available for sale."

     All of Indian Village's investment securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. They also carry prepayment risk insofar as they may be called before maturity in times of low market interest rates, so that Indian Village may have to invest the funds at a lower interest rate. Indian Village's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, Indian Village's liquidity position, and anticipated cash needs and sources. The effect that the proposed investment would have on Indian Village's credit and interest rate risk and risk-based capital is also considered. Indian Village purchases investment securities to provide necessary liquidity for day-to-day operations. Indian Village also purchases investment securities when investable funds exceed loan demand.

     The following table presents the amortized cost and fair value of Indian Village's securities, by accounting classification and by type of security, at the dates indicated.

                                                                                        At December 31,
                                                                        -----------------------------------------------
                                                                               1999                       1998
                                                                        --------------------      ---------------------
                                                                        Amortized       Fair      Amortized       Fair
                                                                           Cost        Value        Cost         Value
                                                                        ---------      -----      ---------      -----
                                                                                          (In thousands)
Investment securities available for sale:
      Municipal securities........................................       $ 1,470      $ 1,464       $  147      $  152
      Obligations of U.S. Treasury and U.S. government agencies...         7,432        7,244        1,797       1,816
                                                                         -------      -------       ------      ------
            Total.................................................         8,902        8,708        1,944       1,968

Mortgage-backed securities available for sale:
   Private issues.................................................         1,521        1,435           --          --
   Ginnie Mae.....................................................         4,257        4,228        2,022       2,063
   Fannie Mae.....................................................         2,621        2,522        1,918       1,927
   Freddie Mac....................................................           187          181          235         237
                                                                         -------      -------       ------      ------
         Total....................................................         8,586        8,366        4,175       4,227
                                                                         -------      -------       ------      ------

Net unrealized gains (losses) on securities available for sale....          (414)         N/A           76         N/A
                                                                         -------      -------       ------      ------

            Total securities available for sale...................       $17,074      $17,074       $6,195      $6,195
                                                                         =======      =======       ======      ======

     Substantially all of Indian Village's mortgage-backed securities are issued or guaranteed by agencies of the U.S. Government. Accordingly, they carry lower credit risk than mortgage-backed securities of a private issuer. Indian Village also invests in private issue mortgage-backed securities and collateralized mortgage obligations that carry investment grade ratings issued by nationally recognized securities rating agencies. However, mortgage-backed securities still carry market risk, the risk that increases in market interest rates may cause a decrease in market value, and prepayment risk, the risk that the securities will be repaid before maturity and that Indian Village will have to reinvest the funds at a lower interest rate.

     Occasionally, Indian Village invests in municipal obligations of local and out-of-state entities, such as school districts. Out-of-state obligations are generally rated by a nationally recognized credit rating service.

     At December 31, 1999, Indian Village did not own any securities, other than U.S. Government and agency securities, which had an aggregate book value in excess of 10% of Indian Village's total equity at that date.

     The following presents the activity in the mortgage-backed securities and investment securities portfolios for the periods indicated.

                                                                                        Year Ended December 31,
                                                                                    --------------------------------
                                                                                     1999                     1998
                                                                                    -------                  -------
                                                                                             (In thousands)
Mortgage-backed securities (1):
   Mortgage-backed securities, beginning of period............................      $ 4,227                  $ 3,783
   Purchases..................................................................        5,782                    2,336
   Sales......................................................................         (226)                    (844)
   Repayments and prepayments.................................................       (1,020)                  (1,022)
   Increase (decrease) in net premium.........................................         (124)                     (12)
   Increase (decrease) in unrealized gain.....................................         (273)                     (14)
                                                                                    -------                  -------
      Net increase in mortgage-backed securities..............................        4,139                      444
                                                                                    -------                  -------
   Mortgage-backed securities, end of period..................................      $ 8,366                  $ 4,227
                                                                                    =======                  =======

Investment securities (2):
   Investment securities, beginning of period.................................      $ 1,968                  $ 3,534
   Purchases..................................................................        9,505                    2,125
   Sales......................................................................       (1,250)                    (455)
   Calls......................................................................       (1,200)                  (2,900)
   Maturities.................................................................           --                     (335)
   Increase (decrease) in net premium.........................................          (98)                       1
   Increase (decrease) in unrealized gain.....................................         (217)                      (2)
                                                                                    -------                  -------
      Net increase (decrease) in investment securities........................        6,740                   (1,566)
                                                                                    -------                  -------
   Investment securities, end of period.......................................      $ 8,708                  $ 1,968
                                                                                    =======                  =======

______________________________________
(1) All mortgage-backed securities are classified as available for sale.
(2) All investment securities are classified as available for sale.

     The following table presents certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Indian Village's debt securities at December 31, 1999, all of which are available for sale.


                                      Less Than             One to          After Five to           After
                                       One Year           Five Years          Ten Years           Ten Years            Totals
                                   ------------------  -----------------  ------------------  ------------------ ------------------
                                             Weighted             Weighted           Weighted            Weighted           Weighted
                                   Carrying  Average   Carrying   Average  Carrying  Average   Carrying  Average  Carrying  Average
                                    Value     Yield     Value      Yield    Value     Yield     Value     Yield    Value     Yield
                                   --------  --------  ------    --------  --------  --------  --------  -------- --------  --------
                                                                      (Dollars in thousands)
Securities available for sale:
  Investment securities:
    Municipal securities (1).....  $     --      --%    1,464    8.23%    $     --     --%    $     --      --%  $  1,464    8.23%
    Obligations of the U.S
     Treasury and U.S. government
      agencies...................     5,969    7.74     1,275    6.90           --     --           --      --      7,244    7.59
  Mortgage-backed securities.....        51    6.88     1,656    6.84        2,473   6.82        4,186    7.03      8,366    6.93
                                   --------    ----    ------   -----     --------   ----     --------    ----   --------    ----
        Total....................  $  6,020    7.73%   $4,395    7.32%    $  2,473   6.85%    $  4,186    7.03%  $ 17,074    7.32%
                                   ========    ====    ======   =====     ========   ====     ========    ====   ========    ====

______________________________________
(1) Weighted average yields for municipal securities are presented on a tax equivalent basis based on an assumed rate of 34%.

Deposit Activities and Other Sources of Funds

     General. Deposits are the major external source of funds for Indian Village's lending and other investment activities. In addition, Indian Village also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Indian Village may use borrowings from the Federal Home Loan Bank of Cincinnati to compensate for reductions in the availability of funds from other sources. At December 31, 1999, Indian Village had no other borrowing arrangements aside from Federal Home Loan Bank of Cincinnati advances.

     Deposit Accounts. Nearly all of Indian Village's depositors reside in Ohio. Indian Village's deposit products include money market accounts, passbook accounts, and term certificate accounts ranging from six to sixty months. Deposit account terms vary with the principal differences being the minimum balance deposit, early withdrawal penalties and the interest rate. Indian Village reviews its deposit mix and pricing weekly. Indian Village does not utilize brokered deposits, nor has it aggressively sought jumbo certificates of deposit.

     Indian Village believes it is competitive in the interest rates it offers on its deposit products. Indian Village determines the rates paid based on a number of factors, including rates paid by competitors, Indian Village's need for funds and cost of funds, borrowing costs and movements of market interest rates. Historically, Indian Village has relied predominately on certificates of deposit with terms of more than one year. In November, 1999, Indian Village opened a new branch office in New Philadelphia, a more commercial area than Gnadenhutten, which has attracted more transaction accounts to Indian Village.

     In the unlikely event Indian Village is liquidated, depositors will be entitled to full payment of their deposit accounts before any payment is made to Indian Village Bancorp as the sole stockholder of Indian Village.

     The following table indicates the amount of Indian Village's jumbo certificate accounts by time remaining until maturity as of December 31, 1999. Jumbo certificate accounts have principal balances of $100,000 or more.

             Maturity
              Period                                      Amount
           -------------                               -------------
                                                       (In thousands)
           Three months or less......................       $321
           Over three through six months.............        182
           Over six through twelve months............         --
           Over twelve months........................        210
                                                            ----
                   Total.............................       $713
                                                            ====

     The following table presents information concerning average balances and rates paid on Indian Village's deposit accounts at the dates indicated.

                                                             For the Year Ended December 31,
                                       -------------------------------------------------------------------------
                                                    1999                                     1998
                                       ----------------------------------      ---------------------------------
                                                    Percent                                 Percent
                                                   of Total                                of Total
                                       Average      Average      Average       Average      Average     Average
                                       Balance     Deposits     Rate Paid      Balance     Deposits    Rate Paid
                                       -------     --------     ---------      -------     --------    ---------
                                                                  (Dollars in thousands)
Passbook accounts.................       $ 5,676       18.34%      2.84%        $ 5,263       17.23%      3.27%
Money market accounts.............         1,589        5.13       3.27           1,777        5.82       3.32
NOW accounts......................         1,028        3.32       1.85             815        2.67       1.96
Certificates of deposit (1).......        22,585       72.95       5.39          22,585       73.95       5.68
Noninterest-bearing deposits:
   Demand deposits................            79        0.26         --             101        0.33         --
                                         -------      ------                    -------      ------
      Total average deposits......       $30,957      100.00%                   $30,541      100.00%
                                         =======      ======                    =======      ======

__________________
(1)   Based on remaining maturity of certificates of deposit.

     Deposit Flow. The following table presents the balances, with interest credited, and changes in dollar amounts of deposits in the various types of accounts offered by Indian Village between the dates indicated.

                                                                     Year Ended December 31,
                                                -----------------------------------------------------------------
                                                               1999                                 1998
                                                 ------------------------------------      ----------------------
                                                             Percent        Increase                      Percent
                                                 Amount      of Total      (Decrease)      Amount        of Total
                                                 ------      --------      ----------      ------        --------
                                                                     (Dollars in thousands)
Passbook accounts......................           $ 5,206      15.70%       $ (258)        $ 5,464         17.70%
NOW accounts...........................             1,246       3.76           409             837          2.71
Money market deposits..................             1,576       4.75          (119)          1,695          5.49
Fixed-rate certificates maturing:
   Within 1 year.......................            13,574      40.94          (774)         14,348         46.48
   After 1 year, but within 2 years....             6,385      19.26         2,191           4,194         13.59
   After 2 years, but within 5 years...             4,925      14.86           678           4,247         13.76
   After 5 years.......................                --         --            --              --            --
                                                  -------     ------        ------         -------        ------
   Total certificates..................            24,884      75.06         2,095          22,789         73.83
                                                  -------     ------        ------         -------        ------
Noninterest-bearing deposits:
   Demand deposits.....................               241       0.73           160              81          0.27
                                                  -------     ------        ------         -------        ------

      Total............................           $33,153     100.00%       $2,287         $30,866        100.00%
                                                  =======     ======        ======         =======        ======

     Time Deposits by Rates and Maturities. The following table presents the amount of time deposits in Indian Village categorized by rates and maturities at the dates indicated.

                                             Period to Maturity from December 31, 1999                   At December 31,
                                   ------------------------------------------------------------------   ----------------------
                                   Less than      1 - 2      2 - 3      3 - 4       After
                                   One Year       Years      Years      Years      4 Years     Total      1999         1998
                                   ---------     -------    -------    -------    ---------   -------   ---------   ----------
                                                                      (Dollars in thousands)
0.00 - 4.00%.............          $      --     $     5    $    --    $    --    $      --  $      5    $      5    $     39
4.01 - 5.00%.............              6,225       2,101        116         --           --     8,442       8,442       3,142
5.01 - 6.00%.............              6,429       3,046      1,366      1,125          779    12,745      12,745      15,548
6.01 - 7.00%.............                665       1,233      1,269          5          265     3,437       3,437       3,726
Over 7.00%...............                225          --         --         --           --       255         255         334
                                   ---------     -------    -------    -------    ---------  --------    --------   ---------
   Total.................          $  13,574     $ 6,385    $ 2,751    $ 1,130    $   1,044  $ 24,884    $ 24,884   $  22,789
                                   =========     =======    =======    =======    =========  ========    ========   =========


     Deposit Activity. The following table presents the deposit activity of Indian Village for the periods indicated.

                                                                             Year Ended December 31,
                                                                      -----------------------------------
                                                                          1999                    1998
                                                                      -----------             -----------
                                                                                (In thousands)
          Beginning balance...................................           $ 30,866                $ 30,277
          Net deposits (withdrawals) before interest
           credited...........................................              1,179                    (629)
          Interest credited...................................              1,108                   1,218
                                                                         --------                --------
          Net increase (decrease) in deposits.................              2,287                     589
                                                                         --------                --------
             Ending balance...................................           $ 33,153                $ 30,866
                                                                         ========                ========


     Borrowings. Indian Village has the ability to use advances from the Federal Home Loan Bank of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Cincinnati functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the Federal Home Loan Bank of Cincinnati, Indian Village is required to own capital stock in the Federal Home Loan Bank of Cincinnati and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 1999, Indian Village had the ability to borrow a total of approximately $29.7 million from the Federal Home Loan Bank of Cincinnati. At that date, Indian Village had outstanding advances of $17.2 million.

  The following tables presents certain information regarding Indian Village's use of Federal Home Loan Bank of Cincinnati advances during the periods and at the dates indicated.

                                                                                                 Year Ended
                                                                                                December 31,
                                                                                        --------------------------------
                                                                                              1999              1998
                                                                                        -------------      -------------
                                                                                              (Dollars in thousands)
Maximum amount of advances outstanding at any month end............................     $      18,200      $       4,000
Approximate average short-term advances outstanding................................             9,678              2,351
Approximate weighted average rate paid on advances.................................              5.42%              5.78%


                                                                                                At December 31,
                                                                                        --------------------------------
                                                                                              1999              1998
                                                                                        -------------      -------------
                                                                                              (Dollars in thousands)


Balance outstanding at end of period...............................................     $      17,200      $      $4,000
Weighted average rate paid on advances.............................................              5.49%              5.14%


                          REGULATION AND SUPERVISION

General

     As a savings and loan holding company, Indian Village Bancorp is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. Indian Village is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. Indian Village is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. Indian Village must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test Indian Village's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the Congress, could have a material adverse impact on Indian Village Bancorp, Indian Village and their operations. Certain of the regulatory requirements applicable to Indian Village and to Indian Village Bancorp are referred to below or elsewhere in this report. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this report does not purport to be a complete description of such statutes and regulations and their effects on Indian Village and Indian Village Bancorp.

Holding Company Regulation

     Indian Village Bancorp is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as Indian Village Bancorp was not generally restricted as to the types of business activities in which it may engage, provided that Indian Village continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing, or subject to an application filed, prior to May 4, 1999, such as Indian Village Bancorp, so long as Indian Village continues to comply with the QTL Test. Upon any non-supervisory acquisition by Indian Village Bancorp of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, Indian Village Bancorp would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of Indian Village Bancorp and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and
(ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. Indian Village must notify the Office of Thrift Supervision 30 days before declaring any dividend to Indian Village Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

     Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 1999, Indian Village met each of its capital requirements.

     The following table presents Indian Village's capital position at December 31, 1999.



                                                                                                   Capital
                                                                   Excess           ---------------------------------------
                         Actual              Required           (Deficiency)              Actual                Required
                        Capital              Capital               Amount                 Percent               Percent
                  ------------------     --------------     ------------------      ----------------      -----------------
                                                          (Dollars in Thousands)

Tangible..........            $7,005             $  898                 $6,107                 11.70%                  1.50%
Core (Leverage)...             7,005              1,795                  5,210                 11.70%                  3.00%
Risk-based........             7,237              2,287                  4,950                 25.30%                  8.00%

     Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts.   Indian Village is a member of the Savings
Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. During 1999, FICO payments for Savings Association Insurance Fund members approximated 6.1 basis points, while Bank Insurance Fund members paid 1.2 basis points. By law, there is equal sharing of FICO payments between Savings Association Insurance Fund and Bank Insurance Fund members beginning on January 1, 2000.

     Indian Village was not required to pay any premiums for fiscal 1999. Payments toward the FICO bonds amounted to $18,000. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Indian Village. Management cannot predict what insurance assessment rates will be in the future.

     Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of Indian Village does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 1999, Indian Village's limit on loans to one borrower was $1.1 million, and Indian Village's largest aggregate outstanding balance of loans to one borrower was $770,000.

     QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1999, Indian Village maintained 92.1% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in the first quarter of 1999 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and had not been advised by the Office of Thrift Supervision that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the Office of Thrift Supervision, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. Effective April 1, 1999, the Office of Thrift Supervision's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like Indian Village, it is a subsidiary of a holding company. In the event Indian Village's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, Indian Village's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. Indian Village is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the Office of Thrift Supervision to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. Indian Village's liquidity ratio for December 31, 1999 was 56.8%, which exceeded the applicable requirements. Indian Village has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in Indian Village's latest quarterly thrift financial report. The assessments paid by Indian Village for the fiscal year ended December 31, 1999 totaled $14,000.

     Transactions with Related Parties. Indian Village's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including Indian Village Bancorp and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     Indian Village's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans Indian Village may make to insiders based, in part, on Indian Village's capital position and requires certain board approval procedures to be followed.

     Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance

Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Home Loan Bank System

     Indian Village is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Indian Village, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Indian Village was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 1999 of $925,000.

     The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Indian Village's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. At December 31, 1999, Indian Village complied with the foregoing requirements.

                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. Indian Village Bancorp reports its income on a calendar year, unconsolidated basis using the accrual method of accounting. Indian Village reports its income on a fiscal year, unconsolidated basis using the accrual method of accounting. The federal income tax laws apply to Indian Village Bancorp and Indian Village in the same manner as to other corporations with some exceptions, including particularly Indian Village's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Indian Village or Indian Village Bancorp. Indian Village's federal tax returns have been either audited or closed under the statute of limitations through tax year 1995. For its 1999 tax year, Indian Village's maximum federal income tax rate was 34%.

     Bad Debt Reserves. For fiscal years beginning before December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986, as amended, were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method.

     Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Thrift institutions eligible to be treated as "small banks," those with assets of $500 million or less, are allowed to use the experience method that applies to "small banks," while thrift institutions that are treated as large banks, those with assets exceeding $500 million, are required to use only the specific charge-off method. As a result,, the percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

     A thrift institution required to change its method of computing reserves for bad debts will treat the change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the Internal Revenue Service. Any adjustment required to be taken into income with respect to a change in accounting method generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to a 2-year suspension if the "residential loan requirement" is satisfied. Under the residential loan requirement provision, the recapture required by the new legislation will be suspended for each of two successive taxable years, beginning with Indian Village's 1996 taxable year, in which Indian Village originates a minimum of certain residential loans based upon the average of the principal amounts of these loans that Indian Village makes during its six taxable years preceding its current taxable year.

     Indian Village is required to recapture or take into income over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of the reserves as of December 31, 1987. As a result, Indian Village will incur an additional tax liability of approximately $35,000, which is generally expected to be taken into income beginning in 1996 over a six year period.

     Distributions. If Indian Village makes "non-dividend distributions" to Indian Village Bancorp, they will be considered to have been made from Indian Village's unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the "nondividend distributions," and then from Indian Village's supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Indian Village's taxable income. Non-dividend distributions include distributions in excess of Indian Village's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Indian Village's current or accumulated earnings and profits will not be so included in Indian Village's taxable income.

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Indian Village makes a non-dividend distribution to Indian Village Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Indian Village does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

Ohio Taxation

     Indian Village Bancorp is subject to the Ohio corporation franchise tax, which, as applied to it, is a tax measured by both net income and net worth. In general, the tax liability is the greater of 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000, or 0.40% of taxable net worth. Under these alternative measures of computing the tax liability, complex formulas determine the jurisdictions to which total net income and total net worth are apportioned or allocated. The minimum tax is $50 per year and maximum tax liability as measured by net worth is limited to $150,000 per year.

     A special litter tax also applies to all corporations, including Indian Village Bancorp, subject to the Ohio corporation franchise tax. This litter tax does not apply to "financial institutions." If a corporation pays franchise tax on the basis of net income, the litter tax is equal to 0.11% of the first $50,000 of computed Ohio taxable income and 0.22% of computed Ohio taxable income in excess of $50,000. If a corporation pays franchise tax on the basis of net worth, the litter tax is equal to 0.014% times taxable net worth.

     A statutory exemption from the net worth tax is available to Indian Village Bancorp if certain conditions are satisfied. Indian Village Bancorp expects to qualify for this exemption, which would restrict its tax liability to the tax measured by net income.

     Indian Village is a "financial institution" for State of Ohio tax purposes. Accordingly, it must pay the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.4% of the Indian Village's apportioned book net worth, determined under generally accepted accounting principles, less any statutory deduction. This tax rate is scheduled to decrease to 1.3% in the year 2000. As a "financial institution," Indian Village does not pay any Ohio tax based upon net income or net profits.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of Indian Village Bancorp and Indian Village.


Name                             Age (1)           Position
------                        -----------         -------------------
Marty R. Lindon................   42               President and Chief Executive
                                                   Officer of Indian Village
                                                   Bancorp and Indian Village
Lori S. Frantz.................   40               Vice President, Treasurer and
                                                   Secretary of Indian Village
                                                   Bancorp and Indian Village
Martin L. Merryman.............   40               Vice President of Lending and
                                                   Branch Manager of Indian
                                                   Village

____________________________
(1)  As of December 31, 1999

     The executive officers of Indian Village Bancorp and Indian Village are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

     Marty R. Lindon has served as President and Chief Executive Officer of Indian Village Bancorp and Indian Village since March 1999 and December 1998, respectively. Prior to being appointed President and Chief Executive Officer, Mr. Lindon served as Vice President of Lending since 1993.

     Lori S. Frantz was appointed Vice President, Treasurer and Chief Financial Officer of Indian Village Bancorp in March 1999. Ms. Frantz has served as Vice President of Indian Village since 1993 and Treasurer and Chief Financial Officer since 1996.

     Martin L. Merryman joined Indian Village on July 1, 1999 and became Vice President of Lending in September 1999. Before joining Indian Village he was a Vice President of Lending at another local financial institution.

ITEM 2.   DESCRIPTION OF PROPERTIES

     The following table sets forth information relating to Indian Village's offices as of December 31, 1999.

                                               Year             Net Book             Owned/         Approximate
Location                                      Opened            Value(1)             Leased       Square Footage
---------                                     ----------    ------------------       ----------    -----------------
Main Office
---------
100 South Walnut Street
Gnadenhutten, Ohio                                1968            $  268,000          Owned                  7,600

Branch Office
---------
635 West High Avenue(2)
New Philadelphia, Ohio                            1999            $1,323,000          Owned                  4,200

---------------------------
(1) Represents the net book value of land, buildings, furniture, fixtures and equipment owned by Indian Village.
(2) Location of an automated teller machine.

ITEM 3.   LEGAL PROCEEDINGS

     Indian Village Bancorp is not a party to any pending legal proceedings. Periodically, there have been various claims and lawsuits involving Indian Village, such as claims to enforce liens, condemnation proceedings on properties in which Indian Village holds security interests, claims involving the making and servicing of real property loans and other issues incident to Indian Village's business. Indian Village is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of Indian Village.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information under the sections entitled "Stock Listing" and "Price Range of Common Stock and Dividends" in Indian Village Bancorp's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Indian Village Bancorp's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7    FINANCIAL STATEMENTS

     The information under the section entitled "Consolidated Financial Statements" in Indian Village Bancorp's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information under the section entitled "Ratification of Independent Auditors" in Indian Village Bancorp's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in Indian Village Bancorp's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information under the section entitled "Executive Compensation" in Indian Village Bancorp's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the section entitled "Stock Ownership" in Indian Village Bancorp's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the section entitled "Transactions with Management" in Indian Village Bancorp's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

      (a)      (1)  The following are filed as a part of this report by means of incorporation by reference to Indian Village Bancorp's 1999 Annual Report to Stockholders:

                      .   Independent Auditors' Report

                      . Consolidated Statements of Financial Condition as of December 31, 1999 and 1998

                      . Consolidated Statements of Income for the Years Ended December 31, 1999 and 1998

                      . Consolidated Statements of Equity for the Years Ended December 31, 1999 and 1998

                      . Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 and 1998

                      .   Notes to Consolidated Financial Statements

               (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

               (3)  Exhibits

                    3.1 Articles of Incorporation of Indian Village Bancorp, Inc.(1)
                    3.2   Bylaws of Indian Village Bancorp, Inc. (1)
                    4.0 Form of Stock Certificate of Indian Village Bancorp, Inc. (1)
                    10.1 Indian Village Community Bank Employee Stock Ownership Plan Trust Agreement (2)
                    10.2  ESOP Loan Commitment Letter and ESOP Loan Documents
                          (2)
                    10.3 Employment Agreement between Indian Village Community Bank, Indian Village Bancorp, Inc. and Marty R. Lindon
                          (2)
                    10.4 Employment Agreement between Indian Village Community Bank, Indian Village Bancorp, Inc. and Lori S. Frantz
                          (2)
                    10.5 Indian Village Community Bank Employee Severance Compensation Plan (2)
                    13.0 Indian Village Bancorp, Inc. 1999 Annual Report to Stockholders
                    21.0 Subsidiary information is incorporated herein by reference to Part I, Item 1, "Business--Subsidiary Activities"
                    27.0  Financial Data Schedule
                    ____________________
                    (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on March 18, 1998, Registration No. 333-74621.
                    (2) Incorporated herein by reference from the exhibits to the Form 10-QSB for the quarter ended September 30, 1999, filed November 15, 2000.

      (b)      Reports on Form 8-K

      None.

CONFORMED

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INDIAN VILLAGE BANCORP, INC.


Date: March 29, 2000                  By: /s/ Marty R. Lindon
                                          --------------------------
                                          Marty R. Lindon
                                          President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Name                     Title                                   Date
   ----                     -----                                   ----

/s/ Marty R. Lindon         President, Chief Executive          March 29, 2000
------------------------    Officer and Director
Marty R. Lindon             (principal executive officer)



/s/ Lori S. Frantz          Vice President, Chief Financial     March 29, 2000
------------------------    Officer and Treasurer (principal
Lori S. Frantz              financial and accounting officer)


/s/ Rebecca S. Mastin       Chairperson of the Board            March 29, 2000
-------------------------
Rebecca S. Mastin


/s/ John A. Beitzel         Vice Chairman of the Board          March 29, 2000
-------------------------
John A. Beitzel


/s/ Michael A. Cochran      Corporate Secretary and             March 29, 2000
-------------------------   Director
Michael A. Cochran



/s/ Vernon E. Mishler       Director                            March 29, 2000
-------------------------
Vernon E. Mishler


/s/ Joanne Limbach          Director                            March 29, 2000
-------------------------
Joanne Limbach


/s/ Cindy S. Knisely        Director                            March 29, 2000
-------------------------
Cindy S. Knisely