Form 10QSB
period 2000-03-31
INDIAN VILLAGE BANCORP INC
filed 2000-05-15
CIK 1081338

                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

    /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 2000

    / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                100 South Walnut Street, Gnadenhutten, Ohio 44629
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (740) 254-4313
                                 --------------
                           (Issuer's telephone number)

As of May 1, 2000, the latest practical date, 445,583 of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes  / /          No   /X/


--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements (Unaudited)

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

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............ 13


Part II - Other Information

         Item 1.   Legal Proceedings........................................ 19

         Item 2.   Changes in Securities.................................... 19

         Item 3.   Defaults on Senior Securities............................ 19

         Item 4.   Submission of Matters to a Vote of Security Holders...... 19

         Item 5.   Other Information........................................ 19

         Item 6.   Exhibits and Reports on Form 8-K......................... 19


SIGNATURES ................................................................. 20


-------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                  March 31,      December 31,
                                                                    2000             1999
                                                                  --------         --------
ASSETS
Cash and due from banks                                           $    864         $    824
Interest-bearing deposits in other banks                               336              516
                                                                  --------         --------
     Total cash and cash equivalents                                 1,200            1,340
Time deposits                                                          299              299
Securities available for sale at fair value                         20,100           17,074
Loans, net of allowance for loan losses                             39,230           37,291
Premises and equipment, net                                          1,574            1,591
Real estate owned                                                      118              118
Federal Home Loan Bank stock                                         1,079              925
Accrued interest receivable                                            391              466
Other assets                                                           282              258
                                                                  --------         --------

         Total assets                                             $ 64,273         $ 59,362
                                                                  ========         ========


LIABILITIES
Deposits                                                          $ 33,915         $ 33,153
Federal Home Loan Bank advances                                     21,250           17,200
Accrued interest payable                                               128              107
Other liabilities                                                      165              153
                                                                  --------         --------
     Total liabilities                                              55,458           50,613

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 5,000,000 shares authorized,
  445,583 shares issued and outstanding                                  4                4
Additional paid-in capital                                           4,022            4,021
Retained earnings - substantially restricted                         5,456            5,393
Unearned employee stock ownership plan shares                         (338)            (344)
Accumulated other comprehensive income                                (329)            (325)
                                                                  --------         --------
     Total shareholders' equity                                      8,815            8,749
                                                                  --------         --------

         Total liabilities and shareholders' equity               $ 64,273         $ 59,362
                                                                  ========         ========

-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

-------------------------------------------------------------------------------

                                                                Three Months Ended
                                                                    March 31,
                                                                    ---------
                                                                2000          1999
                                                               ------        ------
INTEREST AND DIVIDEND INCOME
     Loans, including fees                                     $  774        $  663
     Securities                                                   341           104
     Interest-bearing deposits and Federal funds sold               8            10
                                                               ------        ------
         Total interest income                                  1,123           777

INTEREST EXPENSE
     Deposits                                                     400           368
     Federal Home Loan Bank advances                              265            64
                                                               ------        ------
         Total interest expense                                   665           432
                                                               ------        ------

NET INTEREST INCOME                                               458           345
Provision for loan losses                                           1             3
                                                               ------        ------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               457           342

NONINTEREST INCOME
     Service charges and other fees                                 9             4
     Gain on sale of securities available for sale, net            --             2
     Other income                                                   3             5
                                                               ------        ------
         Total noninterest income                                  12            11

NONINTEREST EXPENSE
     Salaries and employee benefits                               159           106
     Occupancy, furniture and fixtures                             45            19
     Professional and consulting fees                              37            15
     Franchise taxes                                               23            18
     Data processing                                               22            22
     Director and committee fees                                   16            19
     Advertising                                                   10            12
     Stationary and supplies                                        9            12
     Other expense                                                 48            32
                                                               ------        ------
         Total noninterest expense                                369           255
                                                               ------        ------

INCOME BEFORE INCOME TAXES                                        100            98
Income tax expense                                                 37            34
                                                               ------        ------

NET INCOME                                                     $   63        $   64
                                                               ======        ======

EARNINGS PER COMMON SHARE                                      $ 0.15           N/A
                                                               ======        ======


-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Dollars in thousands)

-------------------------------------------------------------------------------

                                                                              Three Months Ended
                                                                                   March 31,
                                                                                   ---------
                                                                               2000         1999
                                                                               ----         ----
NET INCOME                                                                     $ 63         $ 64

Other comprehensive income, net of tax
     Unrealized gains (losses) on securities available for sale
       arising during period                                                     (4)         (16)

     Reclassification adjustment for accumulated gains included in
       net income                                                                --           (1)
                                                                               ----         ----
         Net unrealized gains (losses) on securities                             (4)         (17)
     Additional minimum pension liability adjustment                             --           --
                                                                               ----         ----
         Other comprehensive income                                              (4)         (17)
                                                                               ----         ----

COMPREHENSIVE INCOME                                                           $ 59         $ 47
                                                                               ====         ====


-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                          INDIAN VILLAGE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)

-------------------------------------------------------------------------------

                                                                                                          Unrealized
                                                                                            Additional      Gain on
                                                   Additional                  Unearned      Minimum      Securities
                                         Common      Paid-In      Retained       ESOP        Pension      Available
                                         Stock       Capital      Earnings      Shares      Liability      for Sale        Total
                                        -------      -------      --------      -------     ---------      --------       -------
Balance at January 1, 1999              $    --      $    --      $ 5,105      $    --       $   (53)      $    50       $ 5,102

Net income for the period                    --           --           64           --            --            --            64

Change in fair value of securities
  available for sale                         --           --           --           --            --           (17)          (17)
                                        -------      -------      -------      -------       -------       -------       -------

Balance at March 31, 1999               $    --      $    --      $ 5,169      $    --       $   (53)      $    33       $ 5,149
                                        =======      =======      =======      =======       =======       =======       =======


Balance at January 1, 2000              $     4      $ 4,021      $ 5,393      $  (344)      $   (52)      $  (273)        8,749

Net income for the period                    --           --           63           --            --            --            63

Release of 594 ESOP shares                   --            1           --            6            --            --             7

Change in fair value of securities
  available for sale                         --           --           --           --            --            (4)           (4)
                                        -------      -------      -------      -------       -------       -------       -------

Balance at March 31, 2000               $     4      $ 4,022      $ 5,456      $  (338)      $   (52)      $  (277)      $ 8,815
                                        =======      =======      =======      =======       =======       =======       =======


-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

-------------------------------------------------------------------------------

                                                                             Three Months Ended
                                                                                  March 31,
                                                                                  ---------
                                                                            2000            1999
                                                                           -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                            $    63         $    64
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                           26               7
         Net premium amortization (discount accretion)                          (5)              7
         Provision for loan losses                                               1               3
         Federal Home Loan Bank stock dividends                                (17)             (7)
         Gain on sale of securities available for sale                          --              (2)
         Compensation expense on ESOP shares                                     7              --
         Net change in accrued interest receivable and other assets             53            (137)
         Net change in accrued expenses and other liabilities                   33              62
                                                                           -------         -------
              Net cash from operating activities                               161              (3)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale                             (3,657)         (1,040)
     Proceeds from sales of securities available for sale                      436             652
     Proceeds from maturities of securities available for sale                 194             517
     Net change in loans                                                    (1,940)         (2,293)
     Premises and equipment expenditures                                        (9)            (37)
     Purchases of Federal Home Loan Bank stock                                (137)             --
                                                                           -------         -------
         Net cash from investing activities                                 (5,113)         (2,201)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                    762             (42)
     Net change in short-term FHLB advances                                   (450)          1,750
     Proceeds from long-term FHLB advances                                   4,500              --
                                                                           -------         -------
         Net cash from financing activities                                  4,812           1,708
                                                                           -------         -------

Net change in cash and cash equivalents                                       (140)           (496)

Cash and cash equivalents at beginning of period                             1,340             797
                                                                           -------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 1,200         $   301
                                                                           =======         =======

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                          $   644         $   418
         Income taxes                                                           25              --

-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Indian Village Bancorp, Inc. (the "Corporation") at March 31, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the audited financial statements and notes thereto of the Corporation for the year ended December 31, 1999. The accounting policies of the Corporation described in the notes to consolidated financial statements contained in the Corporation's December 31, 1999, financial statements, have been consistently followed in preparing this Form 10-QSB. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the full year.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, Indian Village Community Bank (the "Bank"). All significant intercompany transactions and balances have been eliminated.

The Corporation's and Bank's revenues, operating income and assets are primarily from the financial institution industry. The Bank is engaged in the business of residential mortgage lending and consumer banking with operations conducted through its main office located in Gnadenhutten, Ohio and a branch office in New Philadelphia, Ohio. These communities and the contiguous areas are the source of substantially all the Bank's loan and deposit activities. The majority of the Bank's income is derived from residential and consumer lending activities and investments.

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

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding during the three months ended March 31, 2000 was 411,431. Employee Stock Ownership Plan ("ESOP") shares are considered outstanding for this calculation unless unallocated. The Corporation currently has no potentially dilutive common shares. No earnings per common share is shown for the three months ended March 31, 1999, as prior to July 1, 1999, the Bank was a mutual company. The financial information for the three months ended March 31, 1999 reflects the Bank prior to the conversion.

-------------------------------------------------------------------------------
                                   (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

-------------------------------------------------------------------------------

NOTE 2 - CONSUMMATION OF THE CONVERSION TO A STOCK SAVINGS AND LOAN ASSOCIATION WITH THE CONCURRENT FORMATION OF A HOLDING COMPANY

On January 20, 1999, the Board of Directors of the Bank, subject to regulatory approval and approval by the members of the Bank, unanimously adopted a Plan of Conversion under which the Bank would convert from a federally chartered mutual savings bank to a federally chartered stock savings bank and concurrently form a holding company to own 100% of the Bank's stock. The conversion was consummated on July 1, 1999, and the Corporation sold its common stock in an amount equal to the pro forma market value of the Bank after giving effect to the conversion. A total of 445,583 common shares of the Corporation were sold at $10.00 per share. The Corporation received net proceeds of $4,024,000, after deducting conversion costs of $432,000.

The Corporation retained 50% of the net proceeds from the sale of common shares. The remainder of the net proceeds was invested in the capital stock issued by the Bank to the Company.

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

Under Office of Thrift Supervision ("OTS") regulations, limitations have been imposed on all "capital distributions" by savings institutions, including cash dividends. Under OTS regulations, the Bank is not permitted to pay a cash dividend on its common shares if its regulatory capital would, as a result of payment of such dividend, be reduced below the amount required for the liquidation account, or applicable regulatory capital requirements prescribed by the OTS.


NOTE 3 - SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                    Gross           Gross           Estimated
                                  Amortized      Unrealized      Unrealized           Fair
                                     Cost           Gains           Losses            Value
                                     ----           -----           ------            -----
                                  ----------------------March 31, 2000------------------------
U.S. Government agencies          $  8,433        $     --         $   (176)        $  8,257
Obligations of states and
   political subdivisions            1,801              29               (2)           1,828
Mortgage-backed securities          10,285               5             (275)          10,015
                                  --------        --------         --------         --------

                                  $ 20,519        $     34         $   (453)        $ 20,100
                                  ========        ========         ========         ========

-------------------------------------------------------------------------------
                                   (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

-------------------------------------------------------------------------------

NOTE 3 - SECURITIES AVAILABLE FOR SALE (Continued)

                                                    Gross           Gross           Estimated
                                  Amortized      Unrealized      Unrealized           Fair
                                     Cost           Gains           Losses            Value
                                     ----           -----           ------            -----
                                  ----------------------March 31, 2000------------------------

U.S. Government agencies          $  7,432        $     --         $   (188)        $  7,244
Obligations of states and
  political subdivisions             1,470               1               (7)           1,464
Mortgage-backed securities           8,586              16             (236)           8,366
                                  --------        --------         --------         --------

                                  $ 17,488        $     17         $   (431)        $ 17,074
                                  ========        ========         ========         ========

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

                                                            Estimated
                                             Amortized        Fair
                                                Cost          Value
                                                ----          -----
Due after one year through five years         $ 1,142        $ 1,115
Due after five years through ten years          5,689          5,622
Due after ten years                             3,403          3,348
Mortgage-backed securities                     10,285         10,015
                                              -------        -------

                                              $20,519        $20,100
                                              =======        =======

Proceeds from sales of securities available for sale during the three months ended March 31, 2000 and 1999 were $436,000 and $652,000. Gross gains of $3,000 and gross losses of $3,000 were realized on those sales during the three months ended March 31, 2000. Gross gains of $2,000 were realized on those sales during the three moths ended March 31, 1999.

-------------------------------------------------------------------------------
                                   (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

-------------------------------------------------------------------------------

NOTE 4 - LOANS

Loans are summarized as follows:

                                                  March 31,      December 31,
                                                    2000             1999
                                                  ---------      ------------
Real estate loans:
     One- to four-family residential              $ 29,834         $ 28,413
     Multi-family residential                        1,629            1,669
     Nonresidential                                  2,250            2,172
     Construction                                    1,062            1,251
     Land                                              580              437
                                                  --------         --------
                                                    35,355           33,942
Consumer loans:
     Home equity loans and lines of credit           1,520            1,185
     Home improvement                                  455              420
     Automobile                                        827              789
     Loans on deposit accounts                         224              231
     Unsecured                                         105               89
     Other                                           1,020              898
                                                  --------         --------
                                                     4,151            3,612
Commercial business loans                               56               60
                                                  --------         --------
                                                    39,562           37,614
Less:
     Net deferred loan fees and costs                  (70)             (68)
     Loans in process                                  (29)             (23)
     Allowance for loan losses                        (233)            (232)
                                                  --------         --------

                                                  $ 39,230         $ 37,291
                                                  ========         ========

Activity in the allowance for loan losses is summarized as follows:

                                     Three Months Ended
                                         March 31,
                                         ---------
                                      2000        1999
                                      ----        ----
Balance at beginning of period        $232        $218
Provision for losses                     1           3
Charge-offs                             --          --
Recoveries                              --          --
                                      ----        ----

Balance at end of period              $233        $221
                                      ====        ====

As of and for the three months ended March 31, 2000 and 1999, no loans were considered impaired within the scope of SFAS No. 114.

-------------------------------------------------------------------------------
                                   (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

-------------------------------------------------------------------------------

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

As of March 31, 2000, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $556,000 and $756,000. As of December 31, 1999, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $494,000 and $1,891,000. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.

NOTE 6 - EMPLOYEE STOCK OWNERSHIP PLAN

The Bank has established an employee stock ownership plan ("ESOP") for the benefit of substantially all employees of the Corporation and the Bank. The Corporation intends to request a determination letter from the Internal Revenue Service regarding the qualified status of the ESOP under applicable provisions of the Internal Revenue Code. Although no assurances can be given, the Corporation expects that the ESOP will receive a favorable determination letter.

The ESOP borrowed funds from the Corporation with which to acquire common shares of the Corporation. The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. Dividends on unallocated shares received by the ESOP are used to pay debt service. The shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. As payments are made and the shares are released from the suspense account, such shares will be validly issued, fully paid and nonassessable. ESOP compensation expense was $7,000 for the three months ended March 31, 2000. The ESOP shares as of March 31, 2000 were as follows:

         Shares released for allocation                            1,782
         Unreleased shares                                        33,855
                                                                --------
         Total ESOP shares                                        35,637
                                                                ========

         Fair value of unreleased shares at March 31, 2000      $    364
                                                                ========

The ESOP provides for the repurchase of any stock distributed to a participant at its fair market value in the event the stock is not readily tradable on an established market. As the Corporation's common stock is listed on the OTC Bulletin Board under the symbol "IDVB," the repurchase provision currently has no effect.

-------------------------------------------------------------------------------
                                   (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

-------------------------------------------------------------------------------

INTRODUCTION

In the following pages, management presents an analysis of the financial condition of Indian Village Bancorp, Inc. as of March 31, 2000 compared to December 31, 1999, and results of operations for the three months ended March 31, 2000 compared with the same period in 1999. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.


FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of the federal securities laws. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material effect on the operations of the Corporation and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation's financial results, is included in the Corporation's filings with the SEC.


FINANCIAL CONDITION

Total assets at March 31, 2000 were $64.3 million compared to $59.4 million at December 31, 1999, an increase of $4.9 million, or 8.3%. The increase in total assets was primarily due to an increase in securities available for sale of $3.0 million and an increase in loans of $1.9 million. The increase in loans consisted primarily of an increase in one- to four-family residential real estate loans of $1.4 million, as well as an increase in consumer loans of $539,000. These increases are reflective of a stable local economy and the Bank's more aggressive promotion of consumer loans. The increase in securities available for sale and loans was funded primarily by Federal Home Loan Bank ("FHLB") advances.

The $539,000, or 14.9%, increase in the consumer loan portfolio between December 31, 1999 and March 31, 2000 consisted primarily of increases in home equity loans and lines of credit of $335,000 and other consumer loans of $122,000. Consumer loans represented 10.5% and 9.6% of gross loans at March 31, 2000 and December 31, 1999, respectively.

-------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

-------------------------------------------------------------------------------

Total deposits were $33.9 million on March 31, 2000 compared to $33.2 million at December 31, 1999, an increase of $762,000 or 2.3%. The Corporation experienced an increase in noninterest-bearing demand deposits of $601,000 that was partially offset by a decrease in negotiable order of withdrawal ("NOW") accounts of $336,000. Increases in certificates of deposit, money market accounts and savings accounts totaled $497,000. Management attributes the increase in deposits to the opening of the new branch office in New Philadelphia, Ohio in the fourth quarter of 1999. The certificate of deposit portfolio as a percent of total deposits decreased slightly from 75.1% at December 31, 1999 to 74.2% at March 31, 2000. Almost all certificates of deposit held by the Corporation mature in less than three years with the majority maturing in the next year.

As a secondary source of liquidity, the Corporation obtains borrowings from the Federal Home Loan Bank of Cincinnati, from which it held advances totaling $21.3 million at March 31, 2000 and $17.2 million at December 31, 1999. Due to continued loan demand and in order to better leverage the Corporation's capital, the Corporation used these funds to originate mortgage and consumer loans and purchase securities available for sale, as well as provide for short-term liquidity needs. FHLB advances at March 31, 2000 consisted of $2.3 million in short-term advances and $19.0 million in long-term callable fixed-rate advances. The long-term callable advances have specified call dates ranging from one to five years at which time the advances may be called at the option of the Federal Home Loan Bank. Additional advances may be obtained from the Federal Home Loan Bank to fund future loan growth and liquidity as needed.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

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

Net income was $63,000 for the three months ended March 31, 2000, compared to $64,000 for the three months ended March 31, 1999. Earnings per common share was $0.15 for the three months ended March 31, 2000. No earnings per common share was shown for the three months ended March 31, 1999, as prior to July 1, 1999, the Bank was a mutual company.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

-------------------------------------------------------------------------------

Net interest income totaled $458,000 for the three months ended March 31, 2000, as compared to $345,000 for the three months ended March 31, 1999, representing an increase of $113,000, or 32.8%. The change in net interest income is attributable to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities offset by a decrease in the interest rate spread. The increase in the ratio of average interest-bearing assets to average interest bearing liabilities is primarily due to the net proceeds received from the Conversion of $4.0 million.

Interest and fees on loans increased approximately $111,000, or 16.7%, from $663,000 for the three months ended March 31, 1999 to $774,000 for the three months ended March 31, 2000 while interest earned on securities totaled $341,000 for the three months ended March 31, 2000, as compared to $104,000 for the three months ended March 31, 1999. The increases in interest income were due to higher average balances of loans and securities partially offset by a decrease in the yield earned.

Interest income on interest-bearing deposits and overnight deposits remained relatively unchanged at $8,000 for the three months ended March 31, 2000, as compared to $10,000 for the same period in 1999.

Interest paid on deposits increased $32,000 for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The increase in interest expense was due to an increase in the cost of funds combined with an increase in the average balances of deposits.

Interest on Federal Home Loan Bank advances totaled $265,000 for the three months ended March 31, 2000, compared to $64,000 for the three months ended March 31, 1999. The increase was the result of a higher average balance combined with a higher cost of funds. The additional borrowings were used to provide funding for loan demand and to better leverage the Corporation's capital.

The Corporation maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb probable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance depends on a variety of factors, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb probable losses inherent in the loan portfolio.

The provision for loan losses for the three months ended March 31, 2000 totaled $1,000 compared to $3,000 for the three months ended March 31, 1999. The Corporation did not experience any net charge-offs during the three months ended March 31, 2000 and March 31, 1999. The Corporation's low charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for the purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. Despite this history, the Corporation cannot give any assurances as to the level of future charge-offs. The allowance for loan losses totaled $233,000 or .59% of gross loans at March 31, 2000, compared with $232,000, or .62% of gross loans at December 31, 1999.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

-------------------------------------------------------------------------------

Noninterest income includes service charges and other fees, net gains on sales of securities available for sale and other income. For the three months ended March 31, 2000, noninterest income totaled $12,000 compared to $11,000 for the three months ended March 31, 1999. During the 2000 period, the Corporation experienced an increase in service charges and other fees that was partially offset by a slight decrease in net gains on sales of securities available for sale and other miscellaneous income.

Noninterest expense totaled $369,000 for the three months ended March 31, 2000 compared to $255,000 for same period in 1999. The increase in noninterest expense was primarily the result of increases in salaries and employee benefits expense of $53,000, occupancy expense of $26,000 and professional and consulting expense of $22,000. The increase in salaries and employee benefits expense was due primarily to increased staffing due to the opening of the new branch office in the fourth quarter of 1999, normal annual merit increases and the establishment of the Corporation's ESOP. Additionally, the increase in occupancy expense also resulted from the opening of the new branch office. The increase in professional and consulting expense was due to the increased public reporting obligations associated with being a public company.

The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $37,000 for the three months ended March 31, 2000 compared to $34,000 for the three months ended March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the three months ended March 31, 2000 and 1999.

                                                           Three Months Ended
                                                                March 31,
                                                                ---------
                                                          2000           1999
                                                        -------         -------

Net income                                              $    63         $    64
Adjustments to reconcile net income to
  net cash from operating activities                         98             (67)
                                                        -------         -------
Net cash from operating activities                          161              (3)
Net cash from investing activities                       (5,113)         (2,201)
Net cash from financing activities                        4,812           1,708
                                                        -------         -------
Net change in cash and cash equivalents                    (140)           (496)
Cash and cash equivalents at beginning of period          1,340             797
                                                        -------         -------
Cash and cash equivalents at end of period              $ 1,200         $   301
                                                        =======         =======

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

-------------------------------------------------------------------------------

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

OTS regulations presently require the Bank to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Bank may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At March 31, 2000, the Bank's regulatory liquidity was 60.09%. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Corporation is not subject to any separate regulatory capital requirements. The Bank, however, is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At March 31, 2000, and December 31, 1999, the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the Federal Deposit Act at March 31, 2000 and December 31, 1999.

At March 31, 2000, and December 31, 1999 the Bank's actual capital levels and minimum required levels were:

                                                                                                 Minimum
                                                                                             Required To Be
                                                              Minimum Required              Well Capitalized
                                                                  For Capital           Under Prompt Corrective
                                         Actual               Adequacy Purposes            Action Regulations
                                  Amount         Ratio      Amount         Ratio         Amount          Ratio
                                  ------         -----      ------         -----         ------          -----
MARCH 31, 2000
Total capital (to risk-
  weighted assets)               $ 7,326         24.2%     $ 2,427          8.0%        $ 3,034          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)            7,093         23.4        1,214          4.0           1,821           6.0
Tier 1 (core) capital (to
  adjusted total assets)           7,093         11.0        2,589          4.0           3,236           5.0
Tangible capital (to
  adjusted total assets)           7,093         11.0          971          1.5             N/A

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

-------------------------------------------------------------------------------

                                                                                                 Minimum
                                                                                             Required To Be
                                                              Minimum Required              Well Capitalized
                                                                 For Capital            Under Prompt Corrective
                                          Actual              Adequacy Purposes            Action Regulations
                                  Amount         Ratio      Amount         Ratio         Amount          Ratio
                                  ------         -----      ------         -----         ------          -----
DECEMBER 31, 1999
Total capital (to risk-
  weighted assets)               $ 7,237         25.3%     $ 2,287          8.0%        $ 2,859          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)            7,005         24.5        1,143          4.0           1,715           6.0
Tier 1 (core) capital (to
  adjusted total                   7,005         11.7        2,394          4.0           2,992           5.0
Tangible capital (to
  adjusted total assets)           7,005         11.7          898          1.5             N/A

In May 2000, the Indian Village Bancorp, Inc. 2000 Stock Based Incentive Plan was approved by shareholders at the Corporation's Annual Meeting. Subject to certain adjustments to prevent dilution of awards to participants, the number of shares of common stock reserved for awards under the plan is 62,381 shares, consisting of 44,558 shares reserved for options and 17,823 shares reserved for restricted stock awards. Authorized but unissued shares or shares previously issued and reacquired by the Corporation may be used to satisfy awards under the plan. If authorized but unissued shares are used to satisfy restricted stock awards and the exercise of options granted under the plan, the number of outstanding shares will increase and will have a dilutive effect on the holdings of existing stockholders. The plan provides that it shall become effective on July 2, 2000. Accordingly, the plan may not be implemented and no awards may be made before July 2, 2000.


--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           Not applicable.

Item 3.    Defaults on Senior Securities
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           Not applicable.

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a)  Exhibit No. 3.1:    Articles of Incorporation of Indian Village
                                      Bancorp, Inc. (1)
                Exhibit No. 3.2:    Bylaws of Indian Village Bancorp, Inc. (1)
                Exhibit No. 4.0:    Form of Stock Certificate of Indian Village
                                      Bancorp, Inc. (1)
                Exhibit No. 10.1:   Indian Village Community Bank Employee Stock
                                      Ownership Plan Trust Agreement (2)
                Exhibit No. 10.2:   ESOP Loan Commitment Letter and ESOP Loan
                                      Documents (2)
                Exhibit No. 10.3:   Employment Agreement between Indian Village
                                      Community Bank, Indian Village Bancorp,
                                      Inc. and Marty R. Lindon (2)
                Exhibit No. 10.4:   Employment Agreement between Indian Village
                                      Community Bank, Indian Village Bancorp,
                                      Inc. and Lori S. Frantz (2)
                Exhibit No. 10.5:   Indian Village Community Bank Employee
                                      Severance Compensation Plan (2)
                Exhibit No. 10.6:   Indian Village Bancorp, Inc. 2000 Stock
                                      Based Incentive Plan (3)
                Exhibit No. 11.0:   Statement re: computation of per share
                                      earnings (4)
                Exhibit No. 27.0:   Financial Data Schedule

                ----------------------------
                (1) Incorporated herein by reference from the Exhibits to Form
                    SB-2, Registration Statement and amendments thereto, initially filed on March 18, 1998, Registration No. 333-74621.
                (2) Incorporated herein by reference from the Exhibits to Form
                    10-QSB for the quarter ended September 30, 1999, filed November 15, 2000.
                (3) Incorporated herein be reference from the Proxy Statement filed March 27, 2000.
                (4) Reference is hereby made to Consolidated Statements of
                    Income on page 4, hereof.

           (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended March 31, 2000.


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




Date:  May 11, 2000                     /s/ Marty R. Lindon
       ------------------------------   -------------------
                                        Marty R. Lindon
                                        President and Chief Executive Officer





Date:  May 11, 2000                     /s/ Lori S. Frantz
       ------------------------------   ------------------
                                        Lori S. Frantz
                                        Vice President, Treasurer and Chief
                                          Financial Officer


--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                                INDEX TO EXHIBITS

--------------------------------------------------------------------------------


EXHIBIT
NUMBER        DESCRIPTION                                                  PAGE NUMBER
------        -----------                                                  -----------
 11.0         Statement re: computation of per share earnings              Reference is hereby made to Consolidated
                                                                           Statements of Income on page 4 and Note 1
                                                                           of Notes to Consolidated Financial
                                                                           Statements on page 8, hereof.

 27.0         Financial Data Schedule                                                     22




--------------------------------------------------------------------------------