Form 10KSB40
period 2000-06-30
INDIAN VILLAGE BANCORP INC
filed 2000-09-28
CIK 1081338

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM  10-KSB

[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended June 30, 2000

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from January 1, 2000 to June 30, 2000

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB
or any amendment to this Form 10-KSB.   X
                                      -----

     The issuer's gross revenues for the six months ended June 30, 2000 were $2,368,000.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $3.5 million, based upon the closing price ($11.30 per share) as quoted on the OTC Bulletin Board for September 1, 2000. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

     The number of shares outstanding of the registrant's Common Stock as of September 1, 2000 was 423,304.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                      N/A

Transitional Small Business Disclosure Format (check one): Yes _____  No   X
                                                                         -----

                                     INDEX

                                                Part I
                                                                                                         Page
Item 1.   Description of Business.......................................................................    3
Item 2.   Description of Property.......................................................................   27
Item 3.   Legal Proceedings.............................................................................   28
Item 4.   Submission of Matters to a Vote of Securities Holders.........................................   28

                                                Part II

Item 5.   Market for Common Equity and Related Stockholder Matters......................................   28
Item 6.   Management's Discussion and Analysis or Plan of Operation.....................................   29
Item 7.   Financial Statements..........................................................................   38
Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..........   38

                                                Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
                of the Exchange Act.....................................................................   40
Item 10.  Executive Compensation........................................................................   41
Item 11.  Security Ownership of Certain Beneficial Owners and Management................................   42
Item 12.  Certain Relationships and Related Transactions................................................   43
Item 13.  Exhibits and Reports on Form 8-K..............................................................   44

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

      Indian Village's principal business is attracting deposits from the general public and originating loans secured by one-to-four family residential real estate properties located in its market area. On June 29, 2000, Indian Village converted from a federally chartered stock savings bank to an Ohio-chartered stock savings bank. Indian Village is regulated by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation. Indian Village's deposits are federally insured by the Federal Deposit Insurance Corporation. Indian Village is a member of the Federal Home Loan Bank System.

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

Lending Activities

      General. At June 30, 2000, Indian Village's net loans totaled $40.8 million, or 62.2% of total assets. Indian Village has concentrated its lending activities on fixed-rate one- to four-family mortgage loans. To a lesser extent, Indian Village also originates multi-family, commercial real estate, land, residential construction loans, and consumer loans. Indian Village occasionally purchases participation interests in multi-family and commercial real estate loans originated by other lenders and secured by properties located in other areas of Ohio.

      Loan Portfolio Analysis. The following table presents the composition of Indian Village's loan portfolio at the dates indicated. Indian Village had no concentration of loans exceeding 10% of total loans receivable other than as disclosed below.

                                             At June 30,                           At December 31,
                                                                   -------------------------------------------------
                                                2000                        1999                       1998
                                        ----------------------     ----------------------     ----------------------
                                                      Percent                    Percent                    Percent
                                         Amount      of Total       Amount      of Total       Amount      of Total
                                        --------    ----------     --------    ----------     --------    ----------
                                                                   (Dollars in Thousands)
Real estate loans:
  One- to four-family..................  $29,618       71.97%       $28,413       75.54%       $26,080       82.57%
  Multi-family.........................    2,307        5.61          1,669        4.44          1,736        5.50
  Commercial...........................    2,102        5.11          2,172        5.77            647        2.05
  Construction.........................    1,632        3.97          1,251        3.33            677        2.14
  Land.................................      254        0.62            437        1.16            135        0.43
                                         -------      ------        -------      ------        -------      ------
    Total real estate loans............   35,913       87.28         33,942       90.24         29,275       92.69

Consumer loans:
  Home equity loans and lines
   of credit...........................    1,703        4.14          1,185        3.15            887        2.81
  Home improvement loans...............      738        1.79            420        1.12            301        0.95
  Automobile...........................      961        2.34            789        2.10            516        1.63
  Loans on deposit accounts............      251        0.61            231        0.61            294        0.93
  Unsecured............................       85        0.21             89        0.24             12        0.04
  Other................................    1,408        3.42            898        2.39            274        0.87
                                         -------      ------        -------      ------        -------      ------
    Total consumer loans...............    5,146       12.51          3,612        9.61          2,284        7.23

Commercial business loans..............       94        0.21             60        0.15             27        0.08
                                         -------      ------        -------      ------        -------      ------

    Total loans........................   41,153      100.00%        37,614      100.00%        31,586      100.00%
                                                      ======                     ======                     ======

Less:
  Net deferred loan fees and costs.....      (68)                       (68)                       (54)
  Loans in process.....................      (49)                       (23)                       (40)
  Allowance for loan losses............     (237)                      (232)                      (218)
                                         -------                    -------                    -------

    Net loans..........................  $40,799                    $37,291                    $31,274
                                         =======                    =======                    =======

     One- to Four-Family Real Estate Loans. Indian Village's primary lending activity is the origination of loans secured by one- to four-family residences located in its primary market area. One- to four-family mortgage loans are generally held in Indian Village's portfolio for long-term investment.

     At June 30, 2000, Indian Village's residential mortgage loan portfolio consisted primarily of fixed-rate fully amortizing loans with maturities ranging between 15 and 25 years. Management establishes the loan interest rate based on market conditions. Indian Village generally retains these loans in its portfolio because they generally do not conform to guidelines for sale in the secondary market. These nonconforming characteristics generally relate to the characteristics of the real property, such as excess acreage or the lack of site surveys, rather than the credit worthiness of the borrower. Indian Village generally underwrites and documents its residential mortgage loans to secondary market standards.

     In order to improve its interest rate risk exposure, Indian Village offers adjustable rate mortgage loans with an interest rate based on the one year Constant Maturity Treasury Bill index that adjusts every year and with terms up to 25 years. These loans have a minimum interest rate of 6% and a maximum interest rate of 16% over the life of the loan. Interest rate adjustments are limited to no more than 2% during any adjustment period. At June 30, 2000, adjustable rate mortgage loans secured by one- to four-family residences amounted to $882,000.

     Adjustable rate mortgage loans, which Indian Village originates and retains in its portfolio, will help reduce Indian Village's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the borrower. It is possible that during periods of rising interest rates the risk of default on adjustable rate mortgage loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although adjustable rate mortgage loans allow Indian Village to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations Indian Village has no assurance that yields on adjustable rate mortgage loans will be sufficient to offset increases in Indian Village's cost of funds during periods of rising interest rates. Indian Village believes these risks, which have not had a material adverse effect on Indian Village to date, generally are less than the risks associated with holding fixed-rate loans in its portfolio in a rising interest rate environment.

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

     Multi-family and Commercial Real Estate Loans. Indian Village occasionally originates and purchases mortgage loans for the acquisition and refinancing of multi-family and commercial real estate properties. All purchased participation interests are underwritten according to the same standards that Indian Village would use if it were originating the underlying loans. Indian Village has no written or oral commitments with any institution to purchase predetermined numbers or types of participation interests. At June 30, 2000, purchased participation interests amounted to $1.4 million. At June 30, 2000, Indian Village's commercial real estate loans are secured by churches, storefronts, a warehouse, and other commercial properties, all of which are located in Ohio.

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

     Residential Construction Loans. Indian Village originates residential construction loans to local home builders and to individuals for the construction and acquisition of personal residences. Indian Village's construction loans to builders generally have fixed interest rates and are for a term of six months. Loans to builders are typically made with a maximum loan to value ratio of 80%. These loans are usually made to the builder before there is an identified buyer for the completed home. Indian Village generally lends to no more than three builders with whom it has long standing relationships and limits each builder to no more than three homes under construction at a time. At June 30, 2000, speculative construction loans to builders amounted to $87,000. Construction loans to individuals are made on the same terms as Indian Village's one- to four-family mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months with a contingency for an additional six months. At the end of the construction phase, the loan converts to a permanent mortgage loan.

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

     At June 30, 2000, Indian Village's other consumer loans generally consisted of loans secured by various personal property other than real estate, and secured lines of credit.

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

     Loans to One Borrower. The maximum amount that Indian Village may lend to one borrower is limited by federal regulations. At June 30, 2000, Indian Village's regulatory limit on loans to one borrower was $1.0 million. At that date, Indian Village's largest amount of loans to one borrower, including the borrower's related interests, was $831,000 and consisted of one multi-family loan. These loans were performing according to their original terms at June 30, 2000.

     Maturity of Loan Portfolio. The following table presents certain information at June 30, 2000 regarding the dollar amount of loans maturing in Indian Village's portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                                                            At June 30, 2000
                                            -----------------------------------------------------------------------------
                                                            Multi-
                                              One-to       Family and
                                              Four-        Commercial                                Commercial    Total
                                             Family (1)    Real Estate   Construction    Consumer     Business     Loans
                                            ------------  ------------  --------------  ----------  ------------  -------
                                                                          (Dollars in Thousands)
Amounts due in:
 One year or less..........................    $    90         $   --          $   89      $1,385        $ --     $ 1,564
 More than one year to three years.........        330             --              --         334          13         677
 More than three years to five years.......        316            142              --         967          81       1,506
 More than five years to 10 years..........      3,731            103              --         332          --       4,166
 More than 10 years to 15 years............     14,036          2,574             665         311          --      17,586
 More than 15 years........................     11,369          1,590             878       1,817          --      15,654
                                               -------         ------          ------      ------        ----     -------
    Total amount due.......................    $29,872         $4,409          $1,632      $5,146        $ 94     $41,153
                                               =======         ======          ======      ======        ====     =======

___________________
(1)    Includes land loans.

     The following table presents the dollar amount of all loans at June 30, 2000 that are due after June 30, 2001.

                                                                Due After June 30, 2001
                                                           ----------------------------------
                                                            Fixed-     Adjustable-
                                                             Rate         Rate         Total
                                                           --------   -------------   -------
                                                                  (Dollars In Thousands)
       Amounts due in:
       Real estate loans:
          One- to four-family.....................          $28,646       $  882      $29,528
          Multi-family............................              191        2,116        2,307
          Commercial..............................              872        1,230        2,102
          Construction............................            1,133          410        1,543
          Land....................................              254           --          254
                                                            -------       ------      -------
            Total real estate loans...............           31,096        4,638       35,734
          Consumer loans..........................            2,182        1,579        3,761
          Commercial business loans...............               94           --           94
                                                            -------       ------      -------
             Total loans..........................          $33,372       $6,217      $39,589
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

     Loan Solicitation and Processing. Indian Village's lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by Indian Village's Board of Directors and management. Loan originations come from a number of sources. The customary sources of loan originations are realtors, referrals and existing customers. Indian Village does not utilize mortgage brokers or other third-party originators. Loans less than or equal to $150,000 may be approved by Marty R. Lindon or Martin Merryman with one other Loan Committee member signature. Loans above $150,000 but less than $300,000 are approved by the Loan Committee, comprised of Mr. Lindon, John A. Beitzel and Mr. Merryman. Loans equal to or greater than $300,000 are approved by the full Board of Directors.

     Loan Originations, Purchases and Sales. Indian Village primarily originates fixed-rate mortgage loans with amortization terms of up to 25 years.

     In late 1998, Indian Village began originating mortgage loans for Countrywide Home Loans Inc., an unrelated party. Generally, these loans are 30-year fixed rate mortgage loans that Indian Village chooses not to originate for its portfolio, either for investment or for sale, because of interest rate risk management, or loans that do not meet the credit standards for loans that Indian Village retains in its portfolio. Indian Village's functions are limited to accepting the application, obtaining credit reports and appraisals, verifying employment history and other application processing functions. Indian Village generally receives a processing fee equal to 1% of the loan balance as compensation. Countrywide underwrites the loan, issues any interest rate commitment to the borrower, writes the loan on its own loan documents and funds the loan at closing. These loans never become an asset of Indian Village, exposing it to credit risk or interest rate risk. Furthermore, Countrywide has no right of recourse against Indian Village on any of these loans. During the six months ended June 30, 2000, Indian Village originated an immaterial dollar amount of loans under this program and recorded an immaterial amount of income.

     Occasionally, Indian Village purchases participation interests in multi-family and commercial real estate loans secured by properties located in Ohio but outside of its primary market area. Indian Village generally limits its participation interest to between 5% and 25%. Indian Village has established a policy that limits the maximum participation interest per loan to $500,000 or less. Generally, the lead lender retains the servicing rights. Indian Village pays no fee on the loans it purchases and has no agreements or understandings with any lender to purchase a predetermined amount of participation interests. Indian Village underwrites all purchased participation interests according to the underwriting standards it uses for loans it originates.

     Except as for residential mortgage loans originated on behalf of a third party private lender, as discussed above, Indian Village generally holds all loans for long-term investment.

     The following table presents total loans originated, purchased, sold and repaid during the periods indicated.

                                                             Six Months               Year Ended December 31,
                                                                Ended            --------------------------------
                                                           June 30, 2000            1999                  1998
                                                          ---------------        ------------        ------------
                                                                                 (In thousands)
Total loans at beginning of period....................     $       37,614         $    31,586         $    27,518

   Originations:
      Real estate:
         One- to four-family..........................              2,383               6,723               5,113
         Multi-family.................................                840                 574                 560
         Commercial...................................                100                 879                 205
         Construction.................................              1,459               1,962               1,178
         Land.........................................                103                 616                 112
                                                          ---------------        ------------        ------------
            Total real estate loans...................              4,885              10,754               7,168
      Consumer loans..................................              2,646               2,534               1,596
      Commercial business.............................                 40                  68                  --
                                                          ---------------        ------------        ------------
            Total loans originated....................              7,571              13,356               8,764

   Purchases..........................................                 --                 800                  --

   Sales..............................................                 --                  --                  --

Less:
   Principal loan repayments and prepayments..........             (4,032)             (8,128)             (4,615)
   Transfers to real estate owned.....................                 --                  --                 (81)
                                                          ---------------        ------------        ------------
                                                                   (4,032)             (8,128)             (4,696)
                                                          ---------------        ------------        ------------
Net loan activity.....................................              3,539               6,028               4,068
                                                          ---------------        ------------        ------------
Total loans at end of period..........................     $       41,153         $    37,614        $     31,586
                                                          ===============        ============        ============

     Loan Commitments. Indian Village issues commitments for mortgage loans conditioned upon the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval. At June 30, 2000, Indian Village had variable rate loan commitments totaling $808,000, ranging in rates from 7.75% to 17.5%, and fixed-rate loan commitments totaling, $1.5 million ranging in rates from 7.25% to 10.75%.

     Loan Fees. In addition to interest earned on loans, Indian Village receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     Indian Village charges loan origination fees for fixed-rate loans which are calculated as a percentage of the amount borrowed. As required by applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. At June 30, 2000, Indian Village had $68,000 of deferred loan fees. Indian Village recognized an immaterial amount of deferred loan fees during the six months ended June 30, 2000 in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

     Nonperforming Assets and Delinquencies. All loan payments are due on the first day of each month. When a borrowers fails to make a required loan payment, Indian Village attempts to cure the deficiency by contacting the borrower and seeking the payment. A late notice is mailed on the 30th day of the month. In most cases, deficiencies are cured promptly. If a delinquency continues beyond the 30th day of the month, a phone call to the borrower is usually made on the 45th day of delinquency. On or about the 60th day of delinquency, Indian Village sends a certified letter to the borrower giving the borrower 10 days in which to work out a payment schedule. While Indian Village generally prefers to work with borrowers to resolve problems, Indian Village will institute foreclosure or other proceedings after the 90th day of a delinquency, as necessary, to minimize any potential loss.

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

     The following table presents information with respect to Indian Village's nonperforming assets at the dates indicated.

                                                               At June 30,                   At December 31,
                                                                                     --------------------------------
                                                                  2000                   1999                1998
                                                              --------------         ------------        ------------
                                                                                  (Dollars in thousands)

Nonaccruing loans:
   One- to four-family.......................................        $ 292                  $ 330            $ 241
   Multi-family..............................................           --                     --               --
   Commercial real estate....................................           --                     --               --
   Construction..............................................           --                     --               --
   Land......................................................           --                     --               --
   Consumer..................................................           35                      7               87
   Commercial business.......................................           --                     --               --
                                                                     -----                  -----            -----
      Total nonaccruing loans (1)............................          327                    337              328
Loans past due 90 days and accruing interest.................           --                     --               --
Real estate owned (2)........................................          118                    118              122
Other repossessed assets.....................................           --                     13               23
                                                                     -----                  -----            -----
      Total nonperforming assets (3).........................          445                    468              473
Troubled debt restructurings.................................           --                     --               --
                                                                     -----                  -----            -----
Troubled debt restructurings and total
   nonperforming assets......................................        $ 445                  $ 468            $ 473
                                                                     =====                  =====            =====
Total nonperforming loans and troubled debt
   restructurings as a percentage of total loans.............         0.79%                  0.90%            1.04%
Total nonperforming assets and troubled debt
   restructurings as a percentage of total assets............         0.68%                  0.79%            1.18%

____________________
(1) Total nonaccruing loans equals total nonperforming loans.
(2) Real estate owned balances are shown net of related loss allowances.
(3) Nonperforming assets consist of nonperforming loans, impaired loans, real estate owned and other repossessed assets.


     Interest income that would have been recorded for the six months ended June 30, 2000 had nonaccruing loans been current according to their original terms amounted to approximately $6,000. No interest was included in interest income for the six months ended June 30, 2000 related to these loans.

     Real Estate Owned. Real estate acquired by Indian Village as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. If the fair value declines, Indian Village records a valuation allowance through expense. Costs after acquisition are expensed. At June 30, 2000, Indian Village had $118,000 of real estate owned, consisting of one residential property and one commercial property.

     Asset Classification. Indian Village has adopted a policy regarding problem assets of Indian Village. The policy requires that Indian Village review and classify its assets on a regular basis.

     There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that Indian Village will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of Indian Village is not warranted. If an asset or portion thereof is classified as loss, Indian Village establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. Assets that do not currently expose Indian Village to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention." Indian Village monitors "special mention" assets.

     The aggregate amounts of Indian Village's classified and special mention assets at the dates indicated were as follows:

                                             At June 30,      At December 31,
                                                            ------------------
                                                2000         1999        1998
                                             -----------    -------    -------
                                                         (In thousands)
Classified assets:
   Loss...................................    $     --      $    --    $    --
   Doubtful...............................          --           --         --
   Substandard............................         445          468        416
   Special mention........................         295           20        173


     At June 30, 2000, assets designated substandard consisted of real estate owned of $118,000 and 11 residential mortgage loans and four consumer loans totaling $327,000, and assets designated as special mention consisted of six residential mortgage loans and three consumer loans.

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

     At June 30, 2000, Indian Village had an allowance for loan losses of $237,000. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Indian Village believes it has established its existing allowance for loan losses as required by generally accepted accounting principles, there can be no assurance that regulators, in reviewing Indian Village's loan portfolio, will not request Indian Village to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Indian Village's financial condition and results of operations.

     The following table presents an analysis of Indian Village's allowance for loan losses.

                                                                                                        Year Ended
                                                                             Six Months                 December 31,
                                                                               Ended            ------------------------------
                                                                            June 30, 2000            1999              1998
                                                                          -----------------     ------------      ------------
                                                                                          (Dollars in thousands)

Allowance for loan losses, beginning of period....................             $  232            $  218           $   176
Charge-offs:
   One- to four-family............................................                 --                --                --
   Multi-family...................................................                 --                --                --
   Commercial.....................................................                 --                --               (18)
   Construction...................................................                 --                --                --
   Land...........................................................                 --                --                --
   Consumer.......................................................                 --                --                --
   Commercial business............................................                 --                --                --
                                                                               ------            ------           -------
      Total charge-offs...........................................                 --                --               (18)
Recoveries:
   One- to four-family............................................                 --                --                --
   Multi-family...................................................                 --                --                --
   Commercial.....................................................                 --                --                --
   Construction...................................................                 --                --                --
   Land...........................................................                 --                --                --
   Consumer.......................................................                 --                --                --
   Commercial business............................................                 --                --                --
                                                                               ------            ------           -------
      Total recoveries............................................                 --                --                --
Net charge-offs...................................................                 --                --               (18)
Provision for loan losses.........................................                  5                14                60
                                                                               ------            ------           -------
Allowance for loan losses, end of period..........................             $  237            $  232           $   218
                                                                               ======            ======           =======
Net charge-offs to average interest-earning loans.................                -- %              -- %             0.06%
Allowance for loan losses to total loans..........................               0.58%             0.62%             0.69%
Allowance for loan losses to nonperforming loans and
   troubled debt restructurings...................................              72.48%            68.84%            66.46%
Net charge-offs to allowance for loan losses......................                 --%               --%             8.26%

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

                                             At June 30,                                    At December 31,
                                                                     -------------------------------------------------------------
                                                2000                              1999                           1998
                                  ---------------------------------  ------------------------------  -----------------------------
                                                                                           Percent                        Percent
                                            Percent of   Percent of            Percent of  of Loans           Percent of  of Loans
                                             Allowance    Loans in             Allowance   in Each            Allowance   in Each
                                              in Each       Each                in Each    Category            in Each    Category
                                            Category to   Category              Category      to               Category      to
                                               Total      to Total              to Total    Total              to Total    Total
                                   Amount    Allowance     Loans      Amount   Allowance    Loans     Amount  Allowance    Loans
                                  --------  -----------  ----------  --------  ----------  --------  -------- ----------  --------
                                                                       (Dollars in thousands)
Real estate loans:
 One- to four-family...........      $ 126      53.16%       71.97%     $ 103      44.40%    75.54%     $ 121    55.50%      82.57%
 Multi-family..................          7       2.95         5.61          8       3.45      4.44          9     4.13        5.50
 Commercial....................         13       5.49         5.11          8       3.45      5.77          5     2.29        2.05
 Construction..................          3       1.27         3.97          5       2.16      3.33          1     0.46        2.14
 Land..........................          2       0.84         0.62          4       1.72      1.16          1     0.46        0.43
Consumer loans.................         31      13.08        12.51         17       7.33      9.61         10     4.59        7.23
Commercial business
  loans........................          1       0.42         0.21          2       0.86      0.15         --       --        0.08
Unallocated....................         54      22.79           --         85      36.36        --         71    32.57          --
                                     -----     ------       ------      -----     ------    ------      -----   ------      ------
   Total allowance
    for loan losses............      $ 237     100.00%      100.00%     $ 232     100.00%   100.00%     $ 218   100.00%     100.00%
                                     =====     ======       ======      =====     ======    ======      =====   ======      ======


Investment Activities

     Federal and state regulations require Indian Village to maintain a prudent amount of liquid assets to protect the safety and soundness of Indian Village. Therefore, the investment policy of Indian Village as established by the board of directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and complement Indian Village's lending activities. Indian Village's policies generally limit investments to various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Cincinnati, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Within certain limits, Indian Village may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like Indian Village are also required to maintain an investment in Federal Home Loan Bank of Cincinnati stock.

     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. Statement of Financial Accounting Standards No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. Indian Village does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. At June 30, 2000, all of Indian Village's mortgage-backed securities and investment securities were classified as "available for sale."

     All of Indian Village's investment securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. They also carry prepayment risk insofar as they may be called before maturity in times of low market interest rates, so that Indian Village may have to reinvest the funds at a lower interest rate. Indian Village's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, Indian Village's liquidity position, and anticipated cash needs and sources. The effect that the proposed investment would have on Indian Village's credit and interest rate risk and risk-based capital is also considered. Indian Village purchases investment securities to provide necessary liquidity for day-to-day operations. Indian Village also purchases investment securities when investable funds exceed loan demand.

     The following table presents the amortized cost and fair value of Indian Village's securities, by accounting classification and by type of security, at the dates indicated.

                                                            At June 30,                      At December 31,
                                                                              --------------------------------------------
                                                               2000                   1999                   1998
                                                      ---------------------   --------------------   ---------------------
                                                      Amortized     Fair      Amortized    Fair      Amortized     Fair
                                                        Cost        Value       Cost       Value       Cost        Value
                                                      ---------   ---------   ---------  ---------   ---------   ---------
                                                                                            (In thousands)

Investment securities available for sale:
   Municipal securities...............................  $ 1,986     $ 2,026     $ 1,470    $ 1,464      $  147      $  152
   Equity securities..................................      500         502          --         --          --          --
   Corporate securities...............................      149         149          --         --          --          --
   Obligations of U.S. Treasury and U.S.
     government agencies..............................    7,934       7,700       7,432      7,244       1,797       1,816
                                                        -------     -------     -------    -------      ------      ------
         Total........................................   10,569      10,377       8,902      8,708       1,944       1,968

Mortgage-backed securities available for sale:
   Private issues.....................................    1,525       1,447       1,521      1,435          --          --
   Ginnie Mae.........................................    3,514       3,462       4,257      4,228       2,022       2,063
   Fannie Mae.........................................    4,196       4,127       2,621      2,522       1,918       1,927
   Freddie Mac........................................      653         648         187        181         235         237
                                                        -------     -------     -------    -------      ------      ------
         Total........................................    9,888       9,684       8,586      8,366       4,175       4,227
                                                        -------     -------     -------    -------      ------      ------

Net unrealized gains (losses) on securities
   available for sale.................................     (396)        N/A        (414)       N/A          76         N/A
                                                        -------     -------     -------    -------      ------      ------

         Total securities available for sale..........  $20,061     $20,061     $17,074    $17,074      $6,195      $6,195
                                                        =======     =======     =======    =======      ======      ======


     Most of Indian Village's mortgage-backed securities are issued or guaranteed by agencies of the U.S. Government. Accordingly, they carry lower credit risk than mortgage-backed securities of a private issuer. Indian Village also invests in private issue mortgage-backed securities and collateralized mortgage obligations that carry investment grade ratings issued by nationally recognized securities rating agencies. However, mortgage-backed securities still carry market risk, the risk that increases in market interest rates may cause a decrease in market value, and prepayment risk, the risk that the securities will be repaid before maturity and that Indian Village will have to reinvest the funds at a lower interest rate.

     Occasionally, Indian Village invests in municipal obligations of local and out-of-state entities, such as school districts. Out-of-state obligations are generally rated by a nationally recognized credit rating service.

     At June 30, 2000, Indian Village did not own any securities, other than U.S. Government and agency securities, which had an aggregate book value in excess of 10% of Indian Village's total equity at that date.

     The following presents the activity in the mortgage-backed securities and investment securities portfolios for the periods indicated.

                                                                        Six Months
                                                                          Ended                  Year Ended December 31,
                                                                         June 30,              ----------------------------
                                                                          2000                  1999                 1998
                                                                         -------               -------              -------
                                                                                           (In thousands)
Mortgage-backed securities (1):
   Mortgage-backed securities, beginning of period..................     $ 8,366               $ 4,227              $ 3,783
   Purchases........................................................       2,400                 5,782                2,336
   Sales............................................................        (436)                 (226)                (844)
   Repayments and prepayments.......................................        (594)               (1,020)              (1,022)
   Increase (decrease) in net premium...............................         (68)                 (124)                 (12)
   Increase (decrease) in unrealized gain...........................          16                  (273)                 (14)
                                                                         -------               -------              -------
      Net increase in mortgage-backed securities....................       1,318                 4,139                  444
                                                                         -------               -------              -------
   Mortgage-backed securities, end of period........................     $ 9,684               $ 8,366              $ 4,227
                                                                         =======               =======              =======

Investment securities (2):
   Investment securities, beginning of period.......................     $ 8,708               $ 1,968              $ 3,534
   Purchases........................................................       2,530                 9,505                2,125
   Sales............................................................        (250)               (1,250)                (455)
   Calls............................................................          --                (1,200)              (2,900)
   Maturities.......................................................          --                    --                 (335)
   Increase (decrease) in net premium...............................        (613)                  (98)                   1
   Increase (decrease) in unrealized gain...........................           2                  (217)                  (2)
                                                                         -------               -------              -------
      Net increase (decrease) in investment securities..............       1,669                 6,740               (1,566)
                                                                         -------               -------              -------
   Investment securities, end of period.............................     $10,377               $ 8,708              $ 1,968
                                                                         =======               =======              =======

_____________
(1) All mortgage-backed securities are classified as available for sale.
(2) All investment securities are classified as available for sale.

     The following table presents certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Indian Village's debt securities at June 30, 2000, all of which are available for sale.

                                        Less Than          One To         After Five To           After
                                        One Year         Five Years         Ten Years           Ten Years             Totals
                                   ------------------ ----------------  ------------------  ------------------  -------------------
                                             Weighted                             Weighted            Weighted            Weighted
                                   Carrying  Average          Carrying  Carrying  Average   Carrying  Average   Carrying  Average
                                    Value     Yield   Amount   Value     Value     Yield      Value    Yield     Value     Yield
                                   --------  -------- ------  --------  --------  --------  --------  --------  --------  ---------
                                                                          (Dollars in thousands)

Securities available for sale:
  Investment securities:
    Municipal securities (1).....   $--        -- %   $  147    5.68%    $  512     6.23%    $1,357     8.35%   $ 2,026     7.62%
    Corporate securities.........    --        --         --      --        149     7.86         --       --        149     7.86
    Obligations of the U.S.
     Treasury and U.S.
     government agencies.........    --        --        479    6.17      5,081     7.75      2,140     7.46      7,700     7.57
  Mortgage-backed securities.....    10      6.22      4,305    7.01      2,444     6.55      2,925     6.47      9,684     6.73
                                    ---      ----     ------    ----     ------     ----     ------     ----    -------     ----
        Total....................   $10      6.22%    $4,931    6.89%    $8,186     7.16%    $6,432     7.20%   $19,559     7.10%
                                    ===      ====     ======    ====     ======     ====     ======     ====    =======     ====

____________
(1) Weighted average yields for municipal securities are presented on a tax equivalent basis based on an assumed rate of 34%

Deposit Activities and Other Sources of Funds

     General. Deposits are the major external source of funds for Indian Village's lending and other investment activities. In addition, Indian Village also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Indian Village may use borrowings from the Federal Home Loan Bank of Cincinnati to compensate for reductions in the availability of funds from other sources. At June 30, 2000, Indian Village had no other borrowing arrangements aside from Federal Home Loan Bank of Cincinnati advances.

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

     The following table indicates the amount of Indian Village's jumbo certificate accounts by time remaining until maturity as of June 30, 2000. Jumbo certificate accounts have principal balances of $100,000 or more.

          Maturity Period                                   Amount
          ---------------                                -------------
                                                         (In thousands)

          Three months or less..........................        $  330
          Over three through six months.................           860
          Over six through twelve months................           435
          Over twelve months............................           215
                                                                ------
            Total.......................................        $1,840
                                                                ======

     The following table presents information concerning average balances and rates paid on Indian Village's deposit accounts at the dates indicated.

                                                                                       Year Ended December 31,
                                  Six Months Ended June 30,    -----------------------------------------------------------------
                                          2000                              1999                            1998
                              -------------------------------  ------------------------------   --------------------------------
                                        Percent                          Percent                           Percent
                                        of Total                         of Total                          of Total
                              Average   Average      Average   Average   Average     Average    Average    Average     Average
                              Balance   Deposits    Rate Paid  Balance   Deposits   Rate Paid   Balance    Deposits   Rate Paid
                              -------   --------    ---------  -------   --------   ---------   -------    --------   ----------
                                                                 (Dollars in thousands)
Passbook accounts........     $ 5,301     15.39%      3.00%     $ 5,676     18.34%     2.84%    $ 5,263      17.23%      3.27%
Money market
 accounts................       1,677      4.87       3.60        1,589      5.13      3.27       1,777       5.82       3.32
NOW accounts.............       1,316      3.82       2.60        1,028      3.32      1.85         815       2.67       1.96
Certificates of
 deposit (1).............      25,495     74.00       5.59       22,585     72.95      5.39      22,585      73.95       5.68
Noninterest-bearing
deposits:
 Demand deposits.........         662      1.92         --           79      0.26        --         101       0.33         --
                              -------    ------                 -------    ------               -------     ------
  Total average
   deposits..............     $34,451    100.00%                $30,957    100.00%              $30,541     100.00%
                              =======    ======                 =======    ======               =======     ======

______________
(1)  Based on remaining maturity of certificates of deposit.

     Deposit Flow. The following table presents the balances, with interest credited, and changes in dollar amounts of deposits in the various types of accounts offered by Indian Village between the dates indicated.

                                                                                             Year Ended December 31,
                                            Six Months Ended June 30,      ------------------------------------------------------
                                                     2000                               1999                         1998
                                          -------------------------------  --------------------------------   -------------------

                                                     Percent    Increase              Percent     Increase                Percent
                                           Amount   of Total   (Decrease)   Amount    of Total   (Decrease)    Amount    of Total
                                          -------   --------   ----------  --------   --------   ----------   --------   --------
                                                                           (Dollars in thousands)
Passbook accounts.....................    $ 5,217     14.26%      $   11    $ 5,206      15.70%     $ (258)    $ 5,464     17.70%
NOW accounts..........................      1,639      4.48          393      1,246       3.76         409         837      2.71
Money market deposits.................      1,873      5.12          297      1,576       4.75        (119)      1,695      5.49
Fixed-rate certificates
 maturing:
   Within 1 year......................     14,912     40.76        1,338     13,574      40.94        (774)     14,348     46.48
   After 1 year, but
     within 2 years...................      7,304     19.96          919      6,385      19.26       2,191       4,194     13.59
   After 2 years, but
      within 5 years..................      4,574     12.50         (351)     4,925      14.86         678       4,247     13.76
   After 5 years......................         --        --           --         --         --          --          --        --
                                          -------    ------       ------    -------     ------      ------     -------    ------
   Total certificates.................     26,790     73.22        1,906     24,884      75.06       2,095      22,789     73.83
                                          -------    ------       ------    -------     ------      ------     -------    ------
Noninterest-bearing deposits:
   Demand deposits....................      1,067      2.92          826        241       0.73         160          81      0.27
                                          -------    ------       ------    -------     ------      ------     -------    ------

      Total...........................    $36,586    100.00%      $3,433    $33,153     100.00%     $2,287     $30,866    100.00%
                                          =======    ======       ======    =======     ======      ======     =======    ======

     Time Deposits by Rates and Maturities. The following table presents the amount of time deposits in Indian Village categorized by rates and maturities at the dates indicated.

                             Period to Maturity from June 30, 2000                 At June 30,    At December 31,
                  --------------------------------------------------------------   -----------  ------------------
                   Less than    1 - 2     2 - 3     3 - 4      After
                   One Year     Years     Years     Years     4 Years     Total       2000        1999      1998
                  ----------   -------   -------   -------   ---------   -------   -----------  --------  --------
                                                         (Dollars in thousands)
0.00 - 4.00%        $    --    $    5     $   --    $   --     $   --    $     5      $     5   $     5    $    39
4.01 - 5.00%          4,178       604         --        --         --      4,782        4,782     8,442      3,142
5.01 - 6.00%          7,658     2,267      1,052       629        541     12,147       12,147    12,745     15,548
6.01 - 7.00%          3,076     4,428      1,581        --        771      9,856        9,856     3,437      3,726
Over 7.00%               --        --         --        --         --         --           --       255        334
                    -------    ------     ------    ------     ------    -------      -------   -------    -------
 Total......        $14,912    $7,304     $2,633    $  629     $1,312    $26,790      $26,709   $24,884    $22,789
                    =======    ======     ======    ======     ======    =======      =======   =======    =======

     Deposit Activity. The following table presents the deposit activity of Indian Village for the periods indicated.

                                                                    Six Months
                                                                      Ended
                                                                     June 30,         Year Ended December 31,
                                                                  -------------     -------------------------
                                                                       2000           1999           1998
                                                                  -------------     ----------    -----------
                                                                                   (In thousands)
Beginning balance.............................................       $33,153        $30,866        $30,277
Net  deposits (withdrawals) before interest credited..........         2,700          1,179           (629)
Interest credited.............................................           733          1,108          1,218
                                                                     -------        -------        -------
Net increase (decrease) in deposits...........................         3,433          2,287            589
                                                                     -------        -------        -------
   Ending balance.............................................       $36,586        $33,153        $30,866
                                                                     =======        =======        =======

     Borrowings. Indian Village has the ability to use advances from the Federal Home Loan Bank of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Cincinnati functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the Federal Home Loan Bank of Cincinnati, Indian Village is required to own capital stock in the Federal Home Loan Bank of Cincinnati and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At June 30, 2000, Indian Village had the ability to borrow a total of approximately $22.0 million from the Federal Home Loan Bank of Cincinnati. At that date, Indian Village had outstanding advances of $20.3 million.

     The following tables presents certain information regarding Indian Village's use of Federal Home Loan Bank of Cincinnati advances during the periods and at the dates indicated.

                                                                                              Year Ended
                                                                       Six Months             December 31,
                                                                         Ended        ----------------------------
                                                                        June 30,
                                                                          2000            1999            1998
                                                                       -----------    -------------    -----------
                                                                                         (Dollars in Thousands)
Maximum amount of advances outstanding at any month end..........        $21,250        $18,200           $4,000
Approximate average advances outstanding.........................         19,417          9,678            2,351
Approximate weighted average rate paid on advances...............           5.82%          5.42%            5.78%

                                                                                            At December 31,
                                                                        At June 30,   ----------------------------
                                                                          2000            1999            1998
                                                                       -----------    -------------    -----------
                                                                                         (Dollars in thousands)
Balance outstanding at end of period.............................        $20,250         $17,200         $4,000
Weighted average rate paid on advances...........................           5.92%           5.49%          5.14%


                           REGULATION AND SUPERVISION

General

     As a savings and loan holding company, Indian Village Bancorp is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. Indian Village is an Ohio chartered savings bank, a member of the Federal Home Loan Bank system, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation through the Savings Association Insurance Fund. Indian Village is subject to extensive regulation, examination and supervision by the Federal Deposit Insurance Corporation and the Ohio Division of Financial Institutions. Indian Village must file reports with the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation to test Indian Village's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Ohio Division of Financial Institutions, the Federal Deposit Insurance Corporation or the Congress, could have a material adverse impact on the Company, Indian Village and their operations. Certain of the regulatory requirements applicable to Indian Village and to Indian Village Bancorp are referred to below or elsewhere in this report. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this report does not purport to be a complete description of such statutes and regulations and their effects on Indian Village and Indian Village Bancorp.

Holding Company Regulation

     Although Indian Village is an Ohio-chartered savings bank, Indian Village Bancorp is a nondiversified unitary savings and loan holding company within the meaning of federal law by virtue of Section 10(l) of the Home Owner's

Loan Act. Indian Village Bancorp's status as a savings and loan holding company is conditioned upon Indian Village's satisfaction of the QTL Test imposed by the regulations of the Office of Thrift Supervision. See "Federal Regulations--QTL Test." Under prior law, a unitary savings and loan holding company, such as Indian Village Bancorp was not generally restricted as to the types of business activities in which it may engage, provided that Indian Village continued to be a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing, or subject to an application filed, prior to May 4, 1999, such as Indian Village Bancorp, so long as Indian Village continues to comply with the QTL Test. Upon any non-supervisory acquisition by Indian Village Bancorp of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, Indian Village Bancorp would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.

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

State Regulation

     The Ohio Division of Financial Institutions is responsible for the regulation and supervision of Ohio savings banks in accordance with the laws of the State of Ohio. Ohio law prescribes the permissible investments and activities of Ohio savings banks, including the types of lending that such banks may engage in and the investments in real estate, subsidiaries and corporate or government securities that such banks may make. The ability of Ohio savings banks to engage in these state-authorized investments generally is subject to various limitations under Federal Deposit Insurance Corporation regulations and oversight by the Federal Deposit Insurance Corporation.

     Any mergers involving, or acquisitions of control of, Ohio savings banks are subject to the prior approval of the Ohio Division of Financial Institutions. The Ohio Division of Financial Institutions may initiate certain supervisory measures or formal enforcement actions against Ohio savings banks. Ultimately, if the grounds provided by law exist, the Ohio Division of Financial Institutions may place an Ohio savings bank in conservatorship or receivership.

     The Ohio Division of Financial Institutions conducts regular examinations of Indian Village approximately once a year. The Ohio Division of Financial Institutions imposes assessments on Ohio savings banks based on the savings bank's asset size to cover the cost of supervision and examination.

     In addition to being governed by the laws of Ohio specifically governing savings banks, Indian Village is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings banks.

     All Federal Deposit Insurance Corporation-insured state-chartered savings banks and their subsidiaries have generally been limited to activities and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Savings Association Insurance Fund. All non-subsidiary equity investments not permitted for national banks were required to be divested by December 19, 1996, pursuant to an Federal Deposit Insurance Corporation-approved divestiture plan. The Federal Deposit Insurance Corporation restrictions on state-chartered institutions have not affected the operations of Indian Village.

Federal Regulations

     Capital Requirements. The Federal Deposit Insurance Corporation has adopted risk-based capital guidelines to which Indian Village is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Indian Village is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as Indian Village's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

     These guidelines divide a savings bank's capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses limited to a maximum of 1.25% of risk weighted assets, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

     In addition, the Federal Deposit Insurance Corporation has established regulations prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the regulations). These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of at least 4%. The Federal Deposit Insurance Corporation may, however, set higher capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

     The following is a summary of Indian Village's regulatory capital at June 30, 2000:

          GAAP Capital to Total Assets...................   13.20%
          Total Capital to Risk-Weighted Assets..........   22.00%
          Tier I Leverage Ratio..........................   11.40%

     The Federal Deposit Insurance Corporation, along with the other federal banking agencies, have adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy.

     Dividend Limitations. The Federal Deposit Insurance Corporation has authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Under Ohio law, Indian Village is prohibited from paying a dividend which would result in insolvency. Ohio law requires Indian Village to obtain Division approval before payment of dividends in excess of net profits for the current and two prior fiscal years, with certain adjustments. Federal law prohibits the payment of dividends by a bank that will result in the bank failing to meet applicable capital requirements on a pro forma basis.
                                                          --- -----
Additionally, Indian Village, as a subsidiary of a savings and loan holding company, is required to provide the Office of Thrift Supervision with 30 days prior written notice before declaring any dividend.

     Standards for Safety and Soundness. The federal banking agencies have adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the interagency guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act, as amended.

     Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. The severity of such action depends on the degree of under capitalization.

     An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

     Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Federal Deposit Insurance Corporation within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Federal Deposit Insurance Corporation could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of Indian Village are presently insured by the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During 1999, Finance Corporation payments for Savings Association Insurance Fund members approximated 6.10 basis points, while Bank Insurance Fund members paid 1.22 basis points. By law, there is equal sharing of Finance Corporation payments between Savings Association Insurance Fund and Bank Insurance Fund members beginning January 1, 2000.

     Indian Village's assessment rate for six months ended June 30, 2000 was .515 basis points and the premium paid for this period was $2,000. The Federal
Deposit Insurance Corporation has authority to increase insurance assessments.
A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Indian Village. Management cannot predict what insurance assessment rates will be in the future.

     Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The management of Indian Village does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Transactions with Related Parties. Indian Village's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law and the purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no institution may purchase the securities of any affiliate other than a subsidiary.

     Indian Village's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities such persons control, is governed by federal law. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Federal law places individual and aggregate limits on the amount of loans Indian Village may make to insiders based, in part, on Indian Village's capital position and requires certain board approval procedures to be followed.

     Enforcement. The Federal Deposit Insurance Corporation has primary enforcement responsibility over Indian Village and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

     QTL Test. As a condition of Indian Village Bancorp's elected status as a savings and loan holding company under Section 10(l) of the Home Owners Loan Act, Indian Village must satisfy the QTL Test under the regulations of the Office of Thrift Supervision. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2000, Indian Village maintained 77.0% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

Federal Home Loan Bank System

     Indian Village is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Indian Village, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Indian Village was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2000 of $1.1 million.

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

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve
requirements.   At June 30, 2000, Indian Village complied with the foregoing requirements.

                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. Indian Village Bancorp reports its income on a fiscal year, unconsolidated basis using the accrual method of accounting. Indian Village reports its income on a fiscal year, unconsolidated basis using the accrual method of accounting. The federal income tax laws apply to Indian Village Bancorp and Indian Village in the same manner as to other corporations with some exceptions, including particularly Indian Village's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Indian Village or Indian Village Bancorp. Indian Village's federal tax returns have been either audited or closed under the statute of limitations through tax year 1995. For its 2000 tax year, Indian Village's maximum federal income tax rate was 34%.

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

     Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Thrift institutions eligible to be treated as "small banks," those with assets of $500 million or less, are allowed to use the experience method that applies to "small banks," while thrift institutions that are treated as large banks, those with assets exceeding $500 million, are required to use only the specific charge-off method. As a result, the percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

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

ITEM 2.   DESCRIPTION OF PROPERTIES

     The following table sets forth information relating to Indian Village's offices as of June 30, 2000.


                                  Year     Net Book    Owned/     Approximate
Location                         Opened    Value(1)    Leased   Square Footage
---------                        ------  -----------   ------   --------------

Main Office
-----------
100 South Walnut Street
Gnadenhutten, Ohio                1968    $  258,000    Owned       7,600

Branch Office
-------------
635 West High Avenue(2)
New Philadelphia, Ohio            1999     1,306,000    Owned       4,200

______________
(1) Represents the net book value of land, buildings, furniture, fixtures and equipment owned by Indian Village.
(2) Location of an automated teller machine.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2000 Annual Meeting of Stockholders was held on May 3, 2000. The following matters were submitted to the stockholders.

     1.   Election of two directors to serve for a term of three years.

                                                             Number of Shares
                                                             ----------------
                                                              For    Withheld
                                                              ---    --------

     Directors elected at the meeting:  John A. Beitzel      326,928   1,000
                                        Cindy S. Knisely     318,728   9,200

                                                                                       Number of Shares
                                                                -------------------------------------------------------------
                                                                    For           Against         Abstained       Non-Vote
                                                                ------------   -------------    -------------   -------------
     2.   The approval of the Indian Village Bancorp,
          Inc. 2000 Stock-Based Incentive Plan................    296,766         4,682             4,050          140,085

     3.   The ratification of Crowe, Chizek and Company
          LLP as independent auditors for the fiscal year
          ending December 31, 2000............................    326,328           100             1,500          117,655

     The directors whose terms continued and the years their terms expired are as follows: Joanne Limbach (2001), Marty R. Lindon (2001), Vernon E. Mishler
(2001), Michael A. Cochran (2002) and Rebecca S. Mastin (2002).

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Listing

     Indian Village Bancorp common stock trades infrequently and is not traded on any established securities market, although the stock is listed on the Over-The-Counter Bulletin Board under the symbol "IDVB". In the past, parties interested in buying and selling Indian Village Bancorp's stock have generally been referred to Sweney Cartwright & Co.

Price Range of Common Stock And Dividends

     The high and low bid of the common stock of Indian Village Bancorp for each quarter since the common stock began trading on July 1, 1999, as reported by Sweney Cartwright & Co., and cash dividends paid by quarter were as follows:

                                                                                         Cash
                                                         High           Low            Dividends
                                                      ----------    -------------    -------------
2000
----
Quarter ended June 30, 2000.....................        $12.625        $ 10.50           $0.070
Quarter ended March 31, 2000....................        $ 12.25        $ 10.75           $0.065

1999
----
Quarter ended December 31, 1999.................         12.250         11.000               --
Quarter ended September 30, 1999................         11.750         10.375               --

     Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices which have been reported. Because of the lack of an established market for Indian Village Bancorp's stock, these prices reflect inter-dealer prices with retail mark-up, mark-down or commission and may not reflect the prices at which the stock would trade in an active market or actual transactions.

     At September 1, 2000, there were 423,304 common shares of Indian Village Bancorp issued and outstanding (including unallocated employee stock ownership plan shares) and there were 318 holders of record.

     Indian Village Bancorp's ability to pay dividends depends primarily on the ability of Indian Village to pay dividends to Indian Village Bancorp. See Note 2 to Notes to Consolidated Financial Statements for a discussion of the restrictions on the ability of Indian Village to pay dividends.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

     The following is management's analysis of Indian Village Bancorp's consolidated financial condition as of June 30, 2000, compared to December 31, 1999 and Indian Village Bancorp's consolidated results of operations for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

     The conversion was consummated on July 1, 1999. A total of 445,583 common shares of Indian Village Bancorp were sold at $10.00 per share and net proceeds from the sale were $4,024,000 after deducting the costs of the conversion. Indian Village Bancorp retained 50% of the net proceeds from the sale of common shares. The remainder of the net proceeds was invested in the capital stock issued by Indian Village to Indian Village Bancorp in connection with the conversion.

     Indian Village provides financial services through its main office in Gnadenhutten, Ohio and branch office in New Philadelphia, Ohio. Its primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate.

Forward Looking Statements

     When used in this discussion or future filings by Indian Village Bancorp with the Securities and Exchange Commission, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Indian Village Bancorp cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including but not limited to regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect Indian Village Bancorp's financial performance and could cause Indian Village Bancorp's actual results for future periods to differ materially from those anticipated or projected.

     Indian Village Bancorp is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on its liquidity, capital resources or operations except as discussed in this report. Indian Village Bancorp is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.

     Indian Village Bancorp does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

     Total assets at June 30, 2000 were $65.6 million compared to $59.4 million at December 31, 1999, an increase of $6.2 million, or 10.4%. The increase in total assets was primarily due to an increase in securities available for sale of $3.0 million and an increase in net loans of $3.5 million. The increase in loans consisted of an increase in consumer loans of $1.5 million, as well as increases in one- to four-family residential real estate, multi-family residential, and construction loans of $1.2 million, $638,000, and $381,000, respectively. These increases are reflective of a stable economy and Indian Village's more aggressive promotion of consumer loans. The increase in assets was funded primarily by Federal Home Loan Bank advances and an increase in deposits.

     The $1.5 million, or 42.5%, increase in the consumer loan portfolio between December 31, 1999 and June 30, 2000 consisted primarily of increases in home equity loans and lines of credit of $518,000, other consumer loans of $510,000, and automobile loans of $318,000. Consumer loans represented 12.5% and 9.6% of gross loans at June 30, 2000 and December 31, 1999, respectively.

     Total deposits were $36.6 million on June 30, 2000 compared to $33.2 million at December 31, 1999, an increase of $3.4 million, or 10.2%. The increase in deposits consisted primarily of increases in certificates of deposit totaling $1.9 million and increases in non-interest bearing demand deposit accounts and negotiable order of withdrawal ("NOW") accounts aggregating $1.2 million. Management attributes the increase in overall deposits to the opening of a new branch office in New Philadelphia, Ohio in the fourth quarter in 1999. Almost all certificates of deposit issued by Indian Village Bancorp mature in less than three years with the majority maturing in the next year.

     As a secondary source of liquidity, Indian Village Bancorp obtains borrowings from the FHLB of Cincinnati, from which it held advances totaling $20.3 million at June 30, 2000 and $17.2 million at December 31, 1999. Due to continued loan demand and in order to better leverage Indian Village's capital, Indian Village Bancorp used these funds to originate mortgage and consumer loans and purchase securities available for sale as well as provide for short-term liquidity needs. Federal Home Loan Bank advances at June 30, 2000 consisted of $2.3 million in short-term advances and $18.0 million in long-term advances of which $12.5 million are callable. The long-term callable advances have specified call dates ranging from one to five years at which the advances may be called at the option of the Federal Home Loan Bank. Additional advances may be obtained from the Federal Home Loan Bank to fund future loan growth and liquidity as needed.

Results of Operations

     The general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions affect the operating results of Indian Village Bancorp. Interest rates on competing investments and general market rates of interest influence Indian Village Bancorp's cost of funds. Lending activities are influenced by the demand for real estate loans and other types of loans, which in turn is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

     Indian Village Bancorp's net income primarily depends on its net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The level of net interest income is dependent on the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Provisions for loan losses, service charges, gains on the sale of assets, other income, noninterest expense and income taxes also affect net income.

Comparison of Operating Results for the Six Months Ended June 30, 2000 and 1999

     Net Income. Net income was $131,000 for the six months ended June 30, 2000 compared to $161,000 for the six months ended June 30, 1999. The decrease in net income for the six months ended June 30, 2000 was primarily the result of an increase in noninterest expense partially offset by an increase in net interest income.

     Net Interest Income. Net interest income totaled $943,000 for the six months ended June 30, 2000, as compared to $712,000 for the six months ended June 30, 2000, representing an increase of $231,000, or 32.4%. The change in net interest income is attributable to an increase in the ratio of average interest-earning assets to average interest -bearing liabilities offset by a decrease in the interest rate spread. The increase in the ratio of average interest-earning assets to average interest-bearing liabilities is primarily due to the net proceeds received from Indian Village Bancorp's stock offering in connection with the conversion of $4.0 million.

     Interest and fees on loans increased approximately $232,000, or 16.9%, from $1.4 million for the six months ended June 30, 1999 to $1.6 million for the six months ended June 30, 2000. The increase in interest income was due to a higher average balance of loans while maintaining a relatively stable yield.

     Interest earned on securities totaled $719,000 for the six months ended June 30, 2000, as compared to $203,000 for the six months ended June 30, 1999. The increase was a result of higher average balances of securities combined with an increased yield earned due to an increasing interest rate environment.

     Interest on interest-bearing deposits and overnight deposits decreased to $18,000 for the six months ended June 30, 2000, as compared to $27,000 for the same period in 1999.

     Interest paid on deposits increased $99,000, compared to the six months ended June 30, 1999. The increase was a result of higher average balances of deposits combined with an increased cost of funds due to an increasing interest rate environment.

     Interest on Federal Home Loan Bank advances totaled $562,000 for the six months ended June 30, 2000, compared to $153,000 for the six months ended June 30, 1999. The increase was the result of a higher average balance of advances and a higher cost of funds due to an increasing interest rate environment. The additional borrowings were used to provide funding for loan demand and to better leverage Indian Village Bancorp's capital.

     Provision for Loan Losses. Indian Village Bancorp maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb probable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance depends on a variety of factors, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb probable losses inherent in the loan portfolio.

     The provision for loan losses for the six months ended June 30, 2000 totaled $5,000 compared to $6,000 for the six months ended June 30, 1999. Indian Village Bancorp did not experience any net charge-offs during the six months ended June 30, 2000 and 1999. Indian Village Bancorp's low charge-off history is the product of a variety of factors, including Indian Village Bancorp's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for the purchase or construction of one-to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. Despite this history, Indian Village Bancorp cannot give any assurances as to the level of future charge-offs.

     Noninterest Income. Noninterest income includes service charges and other fees, net gains on sales of securities available for sale and other income. For the six months ended June 30, 2000, noninterest income totaled $28,000 compared to $27,000 for the six months ended June 30, 1999. During the 2000 period, Indian Village Bancorp experienced an increase of $14,000 in service charges and other fees that was partially offset by a decrease of $13,000 in net gains on sale of securities available for sale and other miscellaneous income.

     Noninterest Expense. Noninterest expense totaled $828,000 for the six months ended June 30, 2000 compared to $489,000 for the same period in 1999. The increase in noninterest expense was primarily the result of a $180,000 increase in salaries and employee benefits expense, a $60,000 increase in professional and consulting expense, a $55,000 expense in occupancy and furniture and equipment expense, and a $43,000 increase in other expense. The increase in salaries and employees benefits expense was due primarily to increased staffing as a result of opening the new branch and Indian Village Bancorp's decision to terminate its defined benefit pension plan in 1999. Indian Village Bancorp recognized a non-recurring expense of $79,000 in the second quarter of 2000 related to its pension plan at the time of settlement. Additional increases in occupancy, furniture and fixtures expense, data processing expense and other expense also resulted from the opening of the new branch office in November 1999. The increase in professional and consulting fees was due primarily to the growth of Indian Village Bancorp and the reporting requirements associated with becoming a public company.

     Income Tax Expense. The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $7,000 for the six months ended June 30, 2000 compared to $83,000 for the six months ended June 30, 1999. The decrease in the provision for income taxes was the result of a decrease in net income before income taxes combined with the tax effect of tax-exempt income partially offset by nondeductible expenses.

Yields Earned and Rates Paid

     The following table sets forth certain information relating to Indian Village Bancorp's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balances of interest-earning assets or interest-bearing liabilities for the periods presented. Average balances were derived from daily balances.

                                                                                  Six Months Ended June 30,
                                                       ----------------------------------------------------------------------------
                                                                         2000                                  1999
                                                       --------------------------------------  ------------------------------------
                                                         Average       Interest     Average      Average      Interest      Average
                                                       Outstanding      Earned/     Yield/     Outstanding     Earned/      Yield/
                                                         Balance         paid        Rate        Balance        paid         Rate
                                                       -----------   -----------  -----------  ------------   -----------  --------
                                                                                   (Dollars in thousands)
Interest earning assets:
   Loans (1).........................................     $39,455        $1,603        8.17%       $33,718        $1,371      8.20%
   Mortgage-backed securities........................       9,196           325        6.92          4,213           129      6.24
   Investment securities (2):
      Taxable........................................       8,493           348        8.07          2,157            72      6.77
      Non-taxable (3)................................       1,678            70        8.44             79             3      7.96
   Interest-bearing deposits and federal funds
      sold...........................................       1,034            18        3.50          1,101            27      4.95
                                                          -------        ------      ------        -------        ------    ------
      Total interest-earning assets..................      59,856         2,364        7.94         41,268         1,602      7.83
Noninterest-earning assets...........................       2,889                                      960
                                                          -------                                  -------
      Total assets...................................     $62,745                                  $42,228
                                                          =======                                  =======

Interest-bearing liabilities:
   Demand deposits...................................     $ 1,316            17        2.60        $ 1,005             9      1.81
   Savings accounts..................................       5,301            79        3.00          5,650            84      3.00
   Money market accounts.............................       1,677            30        3.60          1,646            27      3.21
   Certificates of deposit...........................      25,495           709        5.59         22,767           616      5.46
                                                          -------        ------      ------        -------        ------    ------
      Total deposits.................................      33,789           835        4.97         31,068           736      4.78
   FHLB advances.....................................      19,417           562        5.82          5,780           153      5.34
                                                          -------        ------      ------        -------        ------    ------
      Total interest-bearing liabilities.............      53,206         1,397        5.28         36,848           889      4.87
                                                                         ------      ------                       ------    ------
Noninterest-bearing liabilities......................         799                                      246
                                                          -------                                  -------
      Total liabilities..............................      54,005                                   32,094
Equity...............................................       8,740                                    5,134
                                                          -------                                  -------
      Total liabilities and equity...................     $62,745                                  $42,228
                                                          =======                                  =======

Net interest income; interest-rate spread (4)........     $ 6,650                                  $ 4,420
                                                          =======                                  =======
Net earning assets...................................                    $  967        2.66%                      $  713      2.96%
                                                                         ======      ======                       ======    ======
Net interest margin..................................                                  3.25%                                  3.48%
                                                                                     ======                                 ======
Average interest-earning assets to interest-
   bearing liabilities...............................                                112.50%                                112.00%
                                                                                     ======                                 ======

_________________
(1) Net of deferred loan fees and costs and loans in process and includes nonperforming loans.
(2) Average balance includes unrealized gains and losses. Yield is based on amortized cost.
(3) Average yield for municipal securities are presented on a tax equivalent basis based on an assumed tax rate of 34%.
(4) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

                                                                                  Year Ended December 31,
                                                          ------------------------------------------------------------------------
                                                                          1999                                1998
                                                          -----------------------------------  -----------------------------------
                                                              Average    Interest    Average      Average    Interest    Average
                                                            Outstanding   Earned/     Yield/    Outstanding   Earned/     Yield/
                                                              Balance      paid        Rate       Balance      paid        Rate
                                                          -------------  ---------  ---------  ------------  ---------  ----------
                                                                                     (Dollars in thousands)
Interest earning assets:
   Loans (1)...........................................      $34,895       $2,853       8.18%     $28,449      $2,450       8.61%
   Mortgage-backed securities..........................        5,219          354       6.78        3,874         280       7.23
   Investment securities (2):
      Taxable..........................................        4,482          334       7.45        3,265         224       6.86
      Non-taxable (3)..................................          141           14       9.93          502          30       5.98
   Interest-bearing deposits and federal funds sold....        1,437           62       4.31          976          46       4.71
                                                             -------       ------                 -------      ------
      Total interest-earning assets....................       46,174        3,617       7.83       37,066       3,030       8.17
                                                                           ------                              ------
Noninterest-earning assets.............................        1,615                                1,219
                                                             -------                              -------
      Total assets.....................................      $47,789                              $38,285
                                                             =======                              =======

Interest-bearing liabilities:
   Demand deposits.....................................      $ 1,028           19       1.85      $   815          16       1.96
   Savings accounts....................................        5,676          161       2.84        5,263         172       3.27
   Money market accounts...............................        1,589           52       3.27        1,777          59       3.32
   Certificates of deposit.............................       22,585        1,217       5.39       22,585       1,283       5.68
                                                             -------       ------                 -------      ------
      Total deposits...................................       30,878        1,449       4.69       30,440       1,530       5.03
   FHLB advances.......................................        9,678          525       5.42        2,351         136       5.78
                                                             -------       ------                 -------      ------
      Total interest-bearing liabilities...............       40,556        1,974       4.87       32,791       1,666       5.08
                                                                           ------                              ------
Noninterest-bearing liabilities........................          348                                  439
                                                             -------                              -------
      Total liabilities................................       40,903                               33,230
Equity.................................................        6,885                                5,055
                                                             -------                              -------
      Total liabilities and equity.....................      $47,789                              $38,285
                                                             =======                              =======

Net interest income; interest-rate spread (4)..........                    $1,643       2.96%                  $1,364       3.09%
                                                                           ======       ====                   ======       ====
Net earning assets.....................................      $ 5,618                              $ 4,275
                                                             =======                              =======
Net interest margin....................................                                 3.56%                               3.68%
                                                                                        ====                                ====
Average interest-earning assets to interest-
   bearing liabilities.................................       113.85%                              113.04%
                                                             =======                              =======

_________________
(1) Net of deferred loan fees and costs and loans in process and includes nonperforming loans.
(2) Average balance includes unrealized gains and losses. Yield is based on amortized cost.
(3) Average yield for municipal securities are presented on a tax equivalent basis based on an assumed tax rate of 34%.
(4) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

     The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Indian Village Bancorp's interest income and expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (multiplied by prior year rate), (2) changes in rate (multiplied by prior year volume) and (3) total changes in rate and volume (the sum of the prior columns). The combined effects of changes in both volume and rate, that are not separately identified, have been allocated proportionately to the change due to volume and the change due to rate:



                                                               Six Months Ended                          Year Ended
                                                                June 30, 2000                         December 31, 1999
                                                                     vs.                                     vs.
                                                                June 30, 1999                         December 31, 1998
                                                    ------------------------------------   ------------------------------------
                                                            Increase                               Increase
                                                           (Decrease)                             (Decrease)
                                                             due to                                 due to
                                                    -------------------------              ------------------------
                                                      Volume         Rate        Total       Volume        Rate          Total
                                                    -----------    ----------  ---------   -----------   ----------    --------
                                                                                  (In thousands)
Interest income attributable to:
    Loans........................................      $233          $ (1)        $232         $532        $(129)         $403
   Mortgage-backed securities....................       180            16          196           92          (18)           74
   Investment securities:
      Taxable....................................       259            17          276           89           21           110
      Non-taxable (1)............................        67            --           67          (29)          13           (16)
   Interest-bearing deposits and federal
      funds sold.................................        (2)           (7)          (9)          20           (4)           16
                                                       ----          ----         ----         ----        -----          ----
      Total interest-earning assets..............      $737          $ 25         $762         $704        $(117)         $587
                                                       ====          ====         ====         ====        =====          ====

Interest expense attributable to:
   Demand deposits...............................      $  3          $  5         $  8         $  4        $  (1)         $  3
   Savings accounts..............................        (5)           --           (5)          13          (24)          (11)
   Money market accounts.........................         1             2            3           (6)          (1)           (7)
   Certificates of deposit.......................        75            18           93           --          (66)          (66)
   Federal Home Loan Bank advances...............       393            16          409          398           (9)          389
                                                       ----          ----         ----         ----        -----          ----
      Total interest-bearing liabilities.........      $467          $ 41         $508         $409        $(101)         $308
                                                       ====          ====         ====         ====        =====          ====
Net interest income..............................      $270          $(16)        $254         $295        $ (16)         $279
                                                       ====          ====         ====         ====        =====          ====

__________________
(1) Municipal securities are presented on a tax equivalent basis based on an assumed tax rate of 34%.


Asset and Liability Management

     Asset/liability management includes GAP measurement that determines, over various time periods, interest-earning assets and interest-bearing liabilities which are due to reprice at current market rates. A financial institution will have a negative interest rate sensitivity GAP for a given period of time if the amount of its interest-bearing liabilities maturing or repricing within that period is greater than the total of the interest-earning assets maturing or repricing within the same period. When interest rates increase, financial institutions with a negative interest rate sensitivity GAP will be more likely to experience increases in the cost of their liabilities faster than the corresponding yields generated by their earning assets. Following the same concept, as interest rates decrease, the cost of funds of financial institutions with a negative interest-rate sensitivity GAP usually will decrease more rapidly than the yields on the earning assets. As a general rule, the same changes in interest rates will usually have the opposite effect on financial institutions structured with a positive interest-rate sensitivity GAP.

     Interest rate sensitivity varies with various types of interest-earning assets and interest-bearing liabilities. Interest bearing deposits in other banks for which the rates change daily and loans, which are tied to variable indices, differ markedly from long-term securities and fixed-rate loans. Time deposits over $100,000 and money market accounts are more interest rate sensitive than NOW and savings accounts. The shorter-term interest rate sensitivities are critical to reasonable measurement of interest rate sensitivity GAP.

     The following table presents the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2000, which are scheduled to reprice or mature in each of the indicated time periods. Except as noted, the amount of assets and liabilities that reprice or mature during a particular period were calculated in relation to the actual contractual terms of the asset or liability. The table, however, does not necessarily indicate the impact of general interest rate changes on Indian Village's net interest income in part because the repricing of certain categories of assets and liabilities is subject to competition and other factors beyond the control of Indian Village. Because of this limitation, certain assets and liabilities depicted as maturing or repricing within a specific period may in fact mature or reprice at other times and at different volumes.

                                                                                 One         Over
                                                    Up to 3   Three to 12       Through       Five
                                                     Months      Months       Five Years     Years       Total
                                                    ------------------------------------------------------------
                                                                         (Dollars in thousands)
Interest-earning assets:
   Loans (1)(4)...............................      $  5,137     $    388       $  4,413     $31,215     $41,153
   Securities (1).............................            --           10          4,931      16,219      21,160
   Interest-bearing deposits..................           307           --             --          --         307
                                                    --------     --------       --------     -------     -------
Rate sensitive assets (RSA)...................         5,444          398          9,344      47,434      62,620

Interest-bearing liabilities:
   Demand accounts (2)........................         1,639           --             --          --       1,639
   Savings accounts (2).......................         5,217           --             --          --       5,217
   Money market accounts (2)..................         1,873           --             --          --       1,873
   Certificates of deposit....................         4,934        9,978         11,878          --      26,790
   FHLB advances..............................         3,250       14,000          3,000          --      20,250
                                                    --------     --------       --------     -------     -------
Rate sensitive liabilities (RSL)..............        16,913       23,978         14,878          --      55,769
                                                    --------     --------       --------     -------     -------

Period GAP (3)................................      $(11,469)    $(23,580)      $ (5,534)    $47,434     $ 6,851
                                                    ========     ========       ========     =======     =======
Cumulative GAP................................      $(11,449)    $(35,049)      $(40,583)    $ 6,851
                                                    ========     ========       ========     =======
Percentage of RSA.............................        (18.32)%     (55.97)%       (64.81)%     10.94%
                                                    ========     ========       ========     =======

__________________
(1) Loans and mortgage-backed securities are assumed to adjust based on their contractual terms, with no assumptions as to prepayments. Securities also include Federal Home Loan Bank stock and equity securities that have no stated maturities and have been included in the over five years category.
(2) Management has included these accounts in the 0-3 month or less time horizon based on past experience with rate adjustments on these accounts.
(3) GAP is defined as rate sensitive assets less rate sensitive liabilities and may be expressed in dollars or as a percentage.
(4) Loans are presented gross and do not include net deferred loan costs and the allowance for loan losses.

Liquidity and Capital Resources

     Indian Village Bancorp's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the six months ended June 30, 2000 and 1999 and the years ended December 31, 1999 and 1998.

                                                              Six Months Ended June 30,              Year Ended December 31,
                                                           -------------------------------      -----------------------------
                                                              2000                1999             1999              1998
                                                           -----------         -----------      -----------      ------------
                                                                                       (In thousands)
Net income............................................      $   131             $   161          $    288           $   246
Adjustments to reconcile net income to
   net cash from operating activities.................          (40)              2,825               (83)             (155)
                                                            -------             -------          --------           -------
Net cash from operating activities....................           91               2,986               205                91
Net cash from investing activities....................       (6,528)             (4,870)          (18,817)           (3,806)
Net cash from financing activities....................        6,184               3,585            19,155             3,589
                                                            -------             -------          --------           -------
Net change in cash and cash equivalents...............         (253)              1,701               543              (126)
Cash and cash equivalents at beginning of period......        1,340                 797               797               923
                                                            -------             -------          --------           -------
Cash and cash equivalents at end of period............      $ 1,087             $ 2,498          $  1,340           $   797
                                                            =======             =======          ========           =======


     Indian Village Bancorp's principal sources of funds are deposits, loan repayments, maturities of securities and other funds provided by operations. Indian Village Bancorp also has the ability to borrow from the Federal Home Loan Bank. While scheduled loan repayments and maturing securities are relatively predictable, deposit flows and early loan and mortgage-backed securities prepayments are more influenced by interest rates, general economic conditions and competition. Indian Village Bancorp maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

     The Federal Deposit Insurance Corporation has adopted risk-based capital ratio guidelines to which Indian Village is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

     These guidelines divide a bank's capital into two tiers. The first tier ("Tier 1") includes common equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues), retained earnings and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debts and allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier I capital. The Federal Deposit Insurance Corporation may, however, set higher capital requirements when a bank's particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain a Tier I leverage ratio, including tangible capital positions, well above the minimum levels.

     In addition, the Federal Deposit Insurance Corporation established guidelines prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the guidelines). These guidelines provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, provided that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of 4%. At June 30, 2000, Indian Village maintained a leverage ratio of 11.40% and total capital to risk weighted assets ratio of 22.00%.

     On June 30, 2000, Indian Village Bancorp had commitments to originate fixed-rate loans totaling $1.5 million, and variable-rate loans totaling $808,000. Loan commitments are generally for 30 days. Indian Village Bancorp considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 12 of the Notes to Consolidated Financial Statements.

     The following table summarizes regulatory capital requirements and Indian Village's actual capital at June 30, 2000.

                                                                                             Excess of Actual
                                                                                               Capital Over
                                                                     Current                      Current
                                       Actual Capital               Requirement                 Requirement          Applicable
                                  -------------------------  --------------------------  --------------------------
                                                                                                                       Assets
                                     Amount        Percent      Amount        Percent       Amount        Percent       Total
                                  ------------   ----------  -------------   ----------  -------------   ----------  ----------
                                                                      (Dollars in thousands)
Tangible capital................     $7,242        11.40%       $  954         1.50%        $6,288         9.90%       $63,618
Core capital....................      7,242        11.40         1,909          3.0          5,333         8.40         63,618
Total risk-based capital........      7,479        22.00         2,719          8.0          4,760        14.00         33,983

Impact of New Accounting Standards

     Beginning July 1, 2000 a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies.

Impact of Inflation and Changing Prices

     The consolidated financial statements and notes included herein have been prepared in accordance with generally accepted accounting principles. Generally accepted accounting principles requires Indian Village Bancorp to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered.

     In management's opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not change at the same rate or in the same magnitude as the inflation rate. Rather, interest rate volatility is based on changes in the expected rate of inflation, as well as on changes in monetary and fiscal policies.

ITEM 7.   FINANCIAL STATEMENTS

     The financial statements listed at Item 13 of Part III of this Form 10-KSB are incorporated by reference into this Item 7 of Part II of this Form 10-KSB.


ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Before the year ended December 31, 1998, Indian Village's financial statements were audited by Robb, Dixon, Francis, Davis, Oneson & Company. At the recommendation of India Village's Audit Committee, Indian Village dismissed Robb, Dixon, Francis, Davis, Oneson & Company and replaced it with Crowe, Chizek and Company LLP, which was engaged on October 15, 1998. Indian Village's Board of Directors approved the decision to change independent auditors on October 15, 1998.

     For the year ended December 31, 1997 and up to the date of the replacement of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of the former accountant, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. The independent auditors' report on the financial statements for the fiscal year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

     The following directors have terms ending in 2001:

     Joanne Limbach is the President of Limbach, Nolan and Dantonio, Inc. D/B/A Limbach and Associates, a state and local tax consulting firm located in Columbus, Ohio. Ms. Limbach served as Tax Commissioner for the State of Ohio from 1983 to 1991. Age 59. Director since 1997.

     Marty R. Lindon has served as President and Chief Executive Officer of Indian Village Bancorp and Indian Village since March 1999 and December 1998, respectively. Before being appointed President and Chief Executive Officer of Indian Village, he served as Vice President of Lending since 1993. Age 43. Director since 1998.

     Vernon E. Mishler is a retired Ohio State Auditor and public accountant. Age 72. Director since 1989.

     The following directors have terms ending in 2002:

     Michael A. Cochran is an attorney in private practice. He is also Assistant Prosecuting Attorney for Tuscarawas County, Ohio. Mr. Cochran also serves as Corporate Secretary for Indian Village Bancorp and Indian Village. Age 50. Director since 1995.

     Rebecca S. Mastin owns Wendy's restaurant franchises. Age 47. Director since 1996.

     The following directors have terms ending in 2003:

     John A. Beitzel has served as Executive Vice President of both Indian Village Bancorp and Indian Village since 2000. He is retired as the elected Tuscarawas County auditor. Age 52. Director since 1997.

     Cindy S. Knisely, a certified public accountant, is the President of Knisely & Associates Accounting and Financial Services, Inc., a certified public accounting firm. Age 43. Director since 1997.

Executive Officers and Other Significant Employees Who Are Not Directors

     The executive officers of Indian Village Bancorp and Indian Village are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

     Lori S. Frantz was appointed Vice President, Treasurer and Chief Financial Officer of Indian Village Bancorp in March 1999. Ms. Frantz has served as Vice President of Indian Village since 1993 and Treasurer and Chief Financial Officer since 1996. Age 40.

     Martin L. Merryman joined Indian Village on July 1, 1999 and became Vice President of Lending in September 1999. Before joining Indian Village he was a Vice President of Lending at another local financial institution. Age 40.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely on the Company's review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Indian Village Bancorp common stock during the six months ended June 30, 2000.


ITEM 10.  EXECUTIVE COMPENSATION

     The following information is furnished for Marty R. Lindon. No executive officer of Indian Village Bancorp or Indian Village received salary and bonus of $100,000 or more during the six months ended June 30, 2000.

                                                 Annual
                                           Compensation(1)(2)
                                     -----------------------------
                                                                          All Other
 Name and Position            Year        Salary          Bonus         Compensation
-------------------       ---------  ------------    -------------  ------------------
Marty R. Lindon                2000*      $31,846          $    --              $739/(3)/
  President and Chief          1999        64,000           10,000             3,514
    Executive Officer          1998        41,000            7,000             4,686

__________________
*   For the six months ended June 30, 2000.
(1) Compensation information for 1997 has been omitted because Indian Village Bancorp was not a public company nor a subsidiary of a public company at that time.
(2) Does not include the aggregate amount of perquisites and other personal benefits, which was less than $50,000 or 10% of the total annual salary and bonus reported.
(3) Consists entirely of employer pension plan contribution. In 1999, Indian Village terminated the pension plan and implemented a 401(k) plan.

Employment Agreement

     Indian Village Bancorp and Indian Village have entered into a three-year employment agreement with Mr. Lindon. Under the employment agreement, Mr. Lindon's current annual salary is $68,000, which amount Indian Village pays and may be increased at the discretion of the Board of Directors or an authorized committee of the Board. On the anniversary of the commencement date of the employment agreement, the term may be extended for an additional year at the discretion of the Board. Indian Village Bancorp and Indian Village may terminate the agreement at any time. Mr. Lindon may terminate the agreement if he is assigned duties inconsistent with his initial position, duties, responsibilities and status. The agreement may also terminate upon the occurrence of certain events specified by federal regulations. If Mr. Lindon's employment is terminated without cause or upon his voluntary termination following the occurrence of an event described in the preceding sentence, Indian Village would be required to honor the terms of the agreement through the expiration of the current term, including payment of current cash compensation and continuation of employee benefits.

     The employment agreement also provides for a severance payment and other benefits in the event of involuntary termination of employment in connection with any change in control of Indian Village Bancorp or Indian Village. A severance payment also will be provided on a similar basis in connection with a voluntary termination of employment where, after a change in control, Mr. Lindon is assigned duties inconsistent with his position, duties, responsibilities and status immediately before a change in control.

     The maximum present value of the severance benefits under the employment agreement is 2.99 times Mr. Lindon's average annual compensation during the five-year period preceding the effective date of the change in control (the "base amount"). The employment agreement provides that the value of the maximum benefit may be distributed, at the executive's election, in the form of a lump sum cash payment equal to 2.99 times the executive's base amount or a combination of a cash payment and continued coverage under Indian Village's health, life and disability programs for a 36-month period following the change in control, the total value of which does not exceed 2.99 times the executive's base amount. Section 280G of the Internal Revenue Code provides that severance payments that equal or exceed three times the individual's base amount are deemed to be "excess parachute payments" if they are contingent upon a change in control. Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount of any excess parachute payments, and the Company would not be entitled to deduct the amount of such excess payments.

     The employment agreement restricts Mr. Lindon's right to compete against Indian Village Bancorp and Indian Village for a period of one year from the date of termination of the agreement if he voluntarily terminates employment, except in the event of a change in control.

Directors' Compensation

     Directors' Fees. Indian Village pays a monthly fee of $1,000 to each director for service on the Board of Directors and any committees. Indian Village Bancorp does not pay separate fees for service on its Board of Directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information as of June 30, 2000 with respect to persons known to Indian Village Bancorp to be the beneficial owners of more than 5% of Indian Village Bancorp's outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.

                                                 Number of                    Percent of Common
     Name and Address                          Shares Owned                   Stock Outstanding
     -------------------                  -----------------------       -----------------------------
     Indian Village Community Bank               35,637/(1)/                        8.42%
     Employee Stock Ownership Plan
     100 South Walnut Street
     Gnadenhutten, Ohio 44629

_______________________
(1) Under the terms of the employee stock ownership plan, the employee stock ownership plan trustees will vote shares allocated to participants' accounts in the manner directed by the participants. Subject to their fiduciary responsibility, the trustees will vote unallocated shares and allocated shares for which no timely voting instructions are received in the same proportion as shares for which they have received voting instructions from participants. As of June 30, 2000, 2,376 shares had been allocated to participants' accounts and 33,261 shares remain unallocated. The trustees of the employee stock ownership plan are Michael A. Cochran and Cindy S. Knisely.

     The following table provides information about the shares of Company common stock that may be considered to be beneficially owned by each director of Indian Village Bancorp and by all directors and executive officers of Indian Village Bancorp as a group as of June 30, 2000. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown.

                                                     Number of              Percent of Common Stock
                       Name                         Shares Owned                Outstanding/(1)/
         ----------------------------------    ----------------------    ----------------------------
          John A. Beitzel                              10,200                        2.41%

          Michael A. Cochran                           16,000                        3.78

          Cindy S. Knisely                              7,600                        1.80

          Joanne Limbach                                6,500                        1.54

          Marty R. Lindon                              11,000                        2.60

          Rebecca S. Mastin                            10,000                        2.36

          Vernon E. Mishler                            10,000                        2.36
                                                       ------                       -----
          All directors and executive                  75,930                       17.94
          officers as a group (8 persons)

------------------------
(1) Based on 423,304 shares of Company common stock outstanding as of June 30, 2000.
(2) Includes 200 shares owned by Mr. Beitzel's spouse.
(3) Includes 5,000 shares owned by Mr. Cochran's spouse. Does not include 35,637 shares held by Indian Village's ESOP, for which Mr. Cochran serves as a trustee.
(4) Includes 100 shares owned by Ms. Knisely's daughter. Does not include 35,637 shares held by Indian Village's ESOP, for which Ms. Knisely serves as a trustee.
(5) Includes 500 shares owned by Mr. Lindon's daughter.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Loans and Extensions of Credit

  Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions like Indian Village must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, except for loans made pursuant to programs generally available to all employees, and must not involve more than the normal risk of repayment or present other unfavorable features. Indian Village, therefore, is prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public, except for loans made under programs generally available to all employees, and Indian Village has adopted a policy to this effect. In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, are in excess of the greater of $25,000 or 5% of the institution's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors. The aggregate outstanding balance of loans by Indian Village to its executive officers and directors was approximately $458,000 at June 30, 2000.

Other Transactions

     Michael A. Cochran performs legal services for Indian Village Bancorp and Indian Village. During the six months ended June 30, 2000, Indian Village Bancorp and Indian Village paid a total of $4,031 in legal fees to Mr. Cochran for legal services rendered to Indian Village Bancorp and Indian Village, which included a retainer fee of $1,500. These amounts in total did not represent more than 5% of total legal fees that Mr. Cochran earned in 2000.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)     (1)  The following are filed as a part of this report under Item 7:

               .  Independent Auditors' Report

               . Consolidated Statements of Financial Condition as of June 30, 2000 and December 31, 1999.

               . Consolidated Statements of Income for the Six Months Ended June 30, 2000 and 1999.

               . Consolidated Statements of Equity for the Six Months Ended June 30, 2000 and 1999.

               . Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999.

               .  Notes to Consolidated Financial Statements

          (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

         (3)   Exhibits

               3.1  Articles of Incorporation of Indian Village Bancorp, Inc.(1)
               3.2 Second Amended and Restated Bylaws of Indian Village Bancorp, Inc.
               4.0  Form of Stock Certificate of Indian Village Bancorp, Inc.(1)
               10.1 Indian Village Community Bank Employee Stock Ownership Plan
                    Trust Agreement (2)
               10.2 ESOP Loan Commitment Letter and ESOP Loan Documents (2)
               10.3 Employment Agreement between Indian Village Community Bank,
                    Indian Village Bancorp, Inc. and Marty R. Lindon (2)
               10.4 Employment Agreement between Indian Village Community
                    Bank, Indian Village Bancorp, Inc. and Lori S. Frantz (2)
               10.5 Indian Village Community Bank Employee Severance
                    Compensation Plan (2)
               10.6 Indian Village Bancorp, Inc. 2000 Stock-Based Incentive Plan
                    (3)
               21.0 Subsidiary information is incorporated herein by reference to Part I, Item 1, "Business--Subsidiary Activities"
               27.0 Financial Data Schedule
               ____________________
               (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on March 18, 1998, Registration No. 333-74621.

               (2) Incorporated herein by reference from the exhibits to the Form 10-QSB for the quarter ended September 30, 1999, filed November 15, 2000.
               (3) Incorporated herein by reference to the definitive proxy statement for the 2000 annual meeting of stockholders filed on March 27, 2000.

     (b)  Reports on Form 8-K

     On May 18, 2000, Indian Village Bancorp filed a Current Report on Form 8-K reporting that Indian Village Bancorp had charged its fiscal year end from December 31 to June 30, effective June 30, 2000.

CONFORMED

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INDIAN VILLAGE BANCORP, INC.


Date: September 27, 2000       By:  /s/ Marty R. Lindon
                                    ------------------------------------
                                  Marty R. Lindon
                                  President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Name                            Title                                           Date
   ----                            -----                                           ----
/s/ Marty R. Lindon                President, Chief Executive                      September 27, 2000
---------------------
Marty R. Lindon                    Officer and Director
                                   (principal executive officer)


/s/ Lori S. Frantz                 Vice President, Chief Financial Officer         September 27, 2000
---------------------
Lori S. Frantz                     and Treasurer (principal financial and
                                   accounting officer)


/s/ Rebecca S. Mastin              Chairperson of the Board                        September 27, 2000
 ---------------------
Rebecca S. Mastin


/s/ John A. Beitzel                Vice Chairman of the Board                      September 27, 2000
----------------------
John A. Beitzel


/s/ Michael A. Cochran             Corporate Secretary and Director                September 27, 2000
-----------------------
Michael A. Cochran


/s/ Vernon E. Mishler              Director                                        September 27, 2000
-----------------------
Vernon E. Mishler


/s/ Joanne Limbach                 Director                                        September 27, 2000
-----------------------
Joanne Limbach


/s/ Cindy S. Knisely               Director                                        September 27, 2000
-----------------------
Cindy S. Knisely

                        REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Indian Village Bancorp, Inc.
Gnadenhutten, Ohio

We have audited the accompanying consolidated balance sheets of Indian Village Bancorp, Inc. as of June 30, 2000 and December 31, 1999, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the six months ended June 30, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Indian Village Bancorp, Inc. as of June 30, 2000 and December 31, 1999, and the results of its operations and its cash flows for the six months ended June 30, 2000 in conformity with generally accepted accounting principles.


                                    /s/ Crowe, Chizek and Company LLP

Columbus, Ohio
July 19, 2000

________________________________________________________________________________

                         INDIAN VILLAGE BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 2000 and December 31, 1999
               (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------

                                                               June 30,   December 31,
                                                                2000        1999
                                                                ----        ----
ASSETS
Cash and due from banks                                        $   980        $   824
Interest-bearing deposits in other banks                           107            516
                                                               -------        -------
  Total cash and cash equivalents                                1,087          1,340
Time deposits                                                      200            299
Securities available for sale at fair value                     20,061         17,074
Loans, net of allowance for loan losses                         40,799         37,291
Premises and equipment, net                                      1,564          1,591
Real estate owned                                                  118            118
Federal Home Loan Bank stock                                     1,099            925
Accrued interest receivable                                        517            466
Other assets                                                       199            258
                                                               -------        -------

     Total assets                                              $65,644        $59,362
                                                               =======        =======

LIABILITIES
Deposits                                                       $36,586        $33,153
Federal Home Loan Bank advances                                 20,250         17,200
Accrued interest payable                                           136            107
Other liabilities                                                   15            153
                                                               -------        -------
  Total liabilities                                             56,987         50,613

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized,
  none outstanding                                                  --             --
Common stock, $.01 par value, 5,000,000 shares authorized,
  445,583 shares issued                                              4              4
Additional paid-in captial                                       4,022          4,021
Retained earnings - substantially restricted                     5,498          5,393
Unearned employee stock ownership plan shares                     (333)          (344)
Treasury stock, at cost, 22,279 shares at June 30, 2000           (273)            --
Accumulated other comprehensive income
  Unrealized gains (losses) on securities available for sale      (261)          (273)
  Additional minimum pension liability                              --            (52)
                                                               -------        -------
     Total accumulated other comprehensive income (loss)          (261)          (325)
                                                               -------        -------
  Total shareholders' equity                                     8,657          8,749
                                                               -------        -------

     Total liabilities and shareholders' equity                $65,644        $59,362
                                                               =======        =======

________________________________________________________________________________

         See accompanying notes to consolidated financial statements.

                         INDIAN VILLAGE BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              Six Months Ended June 30, 2000 and 1999 (Unaudited)
                (Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                         Six Months Ended
                                                             June 30,
                                                             --------
                                                         2000       1999
                                                         ----       ----
                                                                (Unaudited)
Interest and dividend income
  Loans, including fees                                 $1,603      $1,371
  Securities                                               719         203
  Interest-bearing deposits and Federal funds sold          18          27
                                                        ------      ------
     Total interest income                               2,340       1,601

Interest expense
  Deposits                                                 835         736
  Federal Home Loan Bank advances                          562         153
                                                        ------      ------
     Total interest expense                              1,397         889
                                                        ------      ------

Net interest income                                        943         712
Provision for loan losses                                    5           6
                                                        ------      ------

Net interest income after provision for loan losses        938         706

Noninterest income
  Service charges and other fees                            22           8
  Gain on sale of securities available for sale, net         3          10
  Other income                                               3           9
                                                        ------      ------
     Total noninterest income                               28          27

Noninterest expense
  Salaries and employee benefits                           392         212
  Occupancy and equipment                                   90          35
  Professional and consulting fees                          87          27
  Franchise taxes                                           40          35
  Data processing                                           42          41
  Director and committee fees                               33          38
  Advertising                                               25          25
  Stationary and supplies                                   16          16
  Other expense                                            103          60
                                                        ------      ------
     Total noninterest expense                             828         489
                                                        ------      ------

Income before income taxes                                 138         244
Income tax expense                                           7          83
                                                        ------      ------

Net income                                              $  131      $  161
                                                        ======      ======

Basic and diluted earnings per common share             $  .32
                                                        ======

________________________________________________________________________________

         See accompanying notes to consolidated financial statements.

                         INDIAN VILLAGE BANCORP, INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              Six Months Ended June 30, 2000 and 1999 (Unaudited)
                            (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                 Six Months Ended
                                                                     June 30,
                                                                     --------
                                                                2000        1999
                                                                ----        ----
                                                                        (Unaudited)
Net income                                                      $ 131        $ 161

Other comprehensive income, net of tax
  Unrealized gains (losses) on securities available for sale
   arising during period                                           10         (105)
  Reclassification adjustment for accumulated (gains) losses
   included in net income                                          (2)          (7)
                                                                -----        -----
     Net unrealized gains (losses) on securities                   12         (112)
  Additional minimum pension liability adjustment                  52           --
                                                                -----        -----
     Other comprehensive income                                    64         (112)

Comprehensive income                                            $ 195        $  49
                                                                =====        =====

________________________________________________________________________________

         See accompanying notes to consolidated financial statements.

                         INDIAN VILLAGE BANCORP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              Six Months Ended June 30, 2000 and 1999 (Unaudited)
                            (Dollars in thousands)

                                                                                                          Unrealized
                                                                                           Additional    Gain (Loss)
                                              Additional             Unearned                Minimum    on Securities
                                      Common   Paid-In    Retained     ESOP     Treasury     Pension      Available
                                      Stock    Capital    Earnings    Shares      Stock     Liability      for Sale      Total
                                      ------  ----------  --------   --------   --------   ----------   -------------   ------
Balance, January 1, 1999              $   --      $   --    $5,105     $   --     $   --       $  (53)         $   50   $5,102

Net income for the
  period (Unaudited)                      --          --       161         --         --           --              --      161

Other comprehensive
  income (loss) (Unaudited)               --          --        --         --         --           --            (112)    (112)
                                      ------      ------    ------     ------     ------       ------          ------   ------

Balance, June 30, 1999 (Unaudited)    $   --      $   --    $5,266     $   --     $   --       $  (53)         $  (62)  $5,151
                                      ======      ======    ======     ======     ======       ======          ======   ======

Balance, January 1, 2000              $    4      $4,021    $5,393     $ (344)    $   --       $  (52)         $ (273)  $8,749

Net income for the period                 --          --       131         --         --           --              --      131

Cash dividend - $.065 per share           --          --       (26)        --         --           --              --      (26)

Other comprehensive
  income (loss)                           --          --        --         --         --           52              12       64

Purchase of 22,279 shares of
  treasury stock                          --          --        --         --       (273)          --              --     (273)

Release of 1,188 ESOP shares              --           1        --         11         --           --              --       12
                                      ------      ------    ------     ------     ------       ------          ------   ------

Balance, June 30, 2000                $   --      $4,022    $5,498     $ (333)    $ (273)      $   --          $ (261)  $8,657
                                      ======      ======    ======     ======     ======       ======          ======   ======

         See accompanying notes to consolidated financial statements.

                         INDIAN VILLAGE BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              Six Months Ended June 30, 2000 and 1999 (Unaudited)
                                (In thousands)
--------------------------------------------------------------------------------

                                                                       Six Months Ended
                                                                            June 30,
                                                                            --------
                                                                         2000       1999
                                                                         ----       ----
                                                                                 (Unaudited)
Cash flows from operating activities
 Net income                                                            $   131      $   161
 Adjustments to reconcile net income to net cash from
  operating activities:
   Depreciation                                                             51           16
   Premium amortization, net of accretion                                  (14)           8
   Provision for loan losses                                                 5            6
   Federal Home Loan Bank stock dividends                                  (36)         (14)
   (Gain) loss on sale of securities available for sale                     (3)         (10)
   Loss on termination of defined benefit pension plan                      79           --
   Compensation expense on ESOP shares                                      12           --
   Net change in:
    Accrued interest receivable and other assets                           (25)        (290)
    Accrued expenses and other liabilities                                (109)       3,109
                                                                       -------      -------
     Net cash from operating activities                                     91        2,986

Cash flows from investing activities
 Net change in time deposits                                                99           --
 Purchases of securities available for sale                             (4,055)      (2,541)
 Proceeds from sales of securities available for sale                      509        1,128
 Proceeds from maturities of securities available for sale                 594        1,307
 Net change in loans                                                    (3,513)      (4,487)
 Premises and equipment expenditures, net                                  (24)        (277)
 Purchases of Federal Home Loan Bank stock                                (138)          --
                                                                       -------      -------
    Net cash from investing activities                                  (6,528)      (4,870)

Cash flows from financing activities
 Net change in deposits                                                  3,433           85
 Net change in short-term FHLB advances                                   (450)       2,500
 Repayment of long-term FHLB advances                                   (2,000)          --
 Proceeds from long-term FHLB advances                                   5,500        1,000
 Cash dividends paid                                                       (26)          --
 Purchases of treasury stock                                              (273)          --
                                                                       -------      -------
    Net cash from financing activities                                   6,184        3,585
                                                                       -------      -------

Net change in cash and cash equivalents                                   (253)       1,701

Cash and cash equivalents at beginning of year                           1,340          797
                                                                       -------      -------

Cash and cash equivalents at end of year                               $ 1,087      $ 2,498
                                                                       =======      =======
Supplemental disclosures of cash flow information
 Cash paid during the year for
   Interest                                                            $ 1,368      $   875
   Income taxes                                                             40            5

         See accompanying notes to consolidated financial statements.

                         INDIAN VILLAGE BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 1999
         (Table dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principals of Consolidation:  The consolidated
----------------------------------------------------
financial statements include the accounts of Indian Village Bancorp, Inc. ("IVB") and its wholly-owned subsidiary, Indian Village Community Bank ("Bank"), a state chartered bank, together referred to as the Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

The Corporation's and Bank's revenues, operating income and assets are primarily from the financial institution industry. The Bank is engaged in the business of residential mortgage, commercial and consumer lending and consumer banking with operations conducted through its main office located in Gnadenhutten, Ohio and a branch office located in New Philadelphia, Ohio. These communities and the contiguous areas are the source of substantially all the Bank's loan and deposit activities. The majority of the Bank's income is derived from residential, commercial and consumer lending activities and investments.

Business Segments:  While the Corporation's chief decision-makers monitor the
-----------------
revenue streams of the various Corporation products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Corporation's banking operations are considered by management to be aggregated in one reportable operating segment.

Use of Estimates:  To prepare financial statements in conformity with generally
----------------
accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and pension obligations are particularly subject to change.

Cash Flows:  Cash and cash equivalents includes cash, deposits with other
----------
financial institutions with original maturities less than 90 days and Federal funds sold. Net cash flows are reported for loan and deposit transactions.

Securities:  Securities are classified as held to maturity and carried at
----------
amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost.

Interest income includes amortization of purchased premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans:  Loans are reported at the principal balance outstanding, net of unearned
-----
interest, deferred fees and costs, and the allowance for loan losses.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the contractual life of the loan. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

                                  (Continued)

                         INDIAN VILLAGE BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 1999
         (Table dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan losses:  The allowance for loan losses is a valuation
--------------------------
allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual basis for other loans. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Premises and Equipment:  Premises and equipment are stated at cost less
----------------------
accumulated depreciation. Depreciation expense is calculated using primarily the straight-line method over the estimated useful lives of the assets. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

Real Estate Owned:  Real estate acquired through or instead of loan foreclosure
-----------------
is initially recorded at the lower of cost or fair value less estimated costs to sell when acquired, establishing a new cost basis. If the fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Pension Plan:  Pension expense is the net of service and interest cost, return
------------
on plan assets, and amortization of gains and losses not immediately recognized.

Employee Stock Ownership Plan:  The cost of shares issued to the ESOP, but not
-----------------------------
yet allocated to participants, is shown as a reduction of shareholders' equity. Compensation expense is based on the market price of shares as they are released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Income Taxes:  Income tax expense is the total of the current year income tax
------------
due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Concentration of Credit Risk:  The Bank grants primarily one- to four-family
----------------------------
residential mortgage loans to customers in Tuscarawas County, Ohio. These customers' ability to honor their contracts depends, to a certain extent, on the economic conditions of Tuscarawas County. The Bank evaluates each customer's creditworthiness on a case-by-case basis at the time of application. One- to four-family residential mortgage loans comprise approximately 72% and 76% of the Bank's loan portfolio as of June 30, 2000 and December 31, 1999.

                                  (Continued)

                         INDIAN VILLAGE BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 1999
         (Table dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments:  Financial instruments include credit instruments, such
---------------------
as commitments to make loans and standby letters of credit, issued to meet customer-financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.

Comprehensive Income:  Comprehensive income consists of net income and other
--------------------
comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in minimum pension liability which are also recognized as separate components of equity.

Loss Contingencies:  Loss contingencies, including claims and legal actions
------------------
arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Dividend Restriction:  Banking regulations require maintaining certain capital
--------------------
levels and may limit the dividends paid by the Bank to IVB or by IVB to shareholders.

Earnings per Common Share:  Basic earnings per common share ("EPS") is net
-------------------------
income divided by the weighted-average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. The Corporation currently has no common stock equivalents. As more fully discussed in Note 2, the Bank converted from the mutual to stock form of ownership with the concurrent formation of a holding company effective July 1, 1999. Accordingly, no earnings per common share are shown for the six months ended June 30, 1999, as prior to July 1, 1999, the Bank was a mutual company. The financial information for the six months ended June 30, 1999 reflects the Bank before the conversion.

Fair Value of Financial Instruments:  Fair values of financial instruments are
-----------------------------------
estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications:  Reclassifications of certain amounts in the 1999 financial
-----------------
statements have been made to conform to the 2000 presentation.

                                  (Continued)

                          INDIAN VILLAGE BANCORP,INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 1999
         (Table dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 2 -CONSUMMATION OF THE CONVERSION TO A STOCK SAVINGS BANK WITH THE CONCURRENT FORMATION OF A HOLDING COMPANY

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

The Corporation retained 50% of the net proceeds from the sale of common shares. The remainder of the net proceeds was invested in the capital stock issued by the Bank to the Corporation.

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

Under Office of Thrift Supervision ("OTS") regulations, limitations have been imposed on all "capital distributions" by savings institutions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts, like the Bank, that are both well capitalized and given favorable qualitative examination ratings by the OTS.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                                   Gross       Gross
                                                      Amortized  Unrealized  Unrealized    Fair
                                                        Cost       Gains       Losses      Value
                                                      ---------  ----------  -----------  -------
     June 30, 2000
     -------------
     U.S. Government agencies                           $ 7,934         $--       $(233)  $ 7,700
     Obligations of states and
      political subdivisions                              1,986          40          --     2,026
     Corporate debt securities                              149          --          --       149
     Mortgage-backed securities                           9,888          25        (230)    9,684
     Equity securities                                      500           2          --       502
                                                        -------         ---       -----   -------

                                                        $20,457         $67       $(463)  $20,061
                                                        =======         ===       =====   =======

                                  (Continued)

                          INDIAN VILLAGE BANCORP,INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 1999
         (Table dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 3 - SECURITIES AVAILABLE FOR SALE (Continued)


                                                         Gross       Gross
                                            Amortized  Unrealized  Unrealized    Fair
                                              Cost       Gains       Losses      Value
                                            ---------  ----------  ----------   -------

     December 31, 1999
     -----------------
     U.S. Government agencies                 $ 7,432     $    --       $(188)  $ 7,244
     Obligations of states and
      political subdivisions                    1,470           1          (7)    1,464
     Mortgage-backed securities                 8,586          16        (236)    8,366
                                              -------     -------       -----   -------

                                              $17,488     $    17       $(431)  $17,074
                                              =======     =======       =====   =======

During the six months ended June 30, 2000, the Corporation sold securities available for sale for total proceeds of $509,000, resulting in gross realized gains of approximately $6,000 and gross realized losses of approximately $3,000. During the six months ended June 30, 1999 (unaudited), the Corporation sold securities available for sale for total proceeds of $1,128,000, resulting in gross realized gains of approximately $10,000. No other securities were sold during six months ended June 30, 2000 or 1999 (unaudited).

The amortized cost and estimated fair values of debt securities available for sale at June 30, 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.


                                                Amortized   Fair
                                                  Cost      Value
                                                ---------  -------

      Due after one year through five years       $   642  $   626
      Due after five years through ten years        5,839    5,742
      Due after ten years                           3,588    3,507
      Mortgage-backed securities                    9,888    9,684
                                                  -------  -------

                                                  $19,957  $19,559
                                                  =======  =======

At June 30, 2000, securities with a carrying value of $3,190,000 were pledged to secure FHLB advances. No securities were pledged to secure borrowings or public deposits at December 31, 1999.

                                  (Continued)

                          INDIAN VILLAGE BANCORP,INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 1999
         (Table dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 4 - LOANS

Loans are summarized as follows:

                                                             June 30,    December 31,
                                                               2000          1999
                                                               ----          ----
        Real estate loans:
        One- to four-family residential                       $29,618       $28,413
        Multi-family residential                                2,307         1,669
        Nonresidential                                          2,102         2,172
        Construction                                            1,632         1,251
        Land                                                      254           437
                                                              -------       -------
                                                               35,913        33,942
       Consumer loans:
        Home equity loans and lines of credit                   1,703         1,185
        Home improvement                                          738           420
        Automobile                                                961           789
        Loans on deposit accounts                                 251           231
        Unsecured                                                  85            89
        Other                                                   1,408           898
                                                              -------       -------
                                                                5,146         3,612

       Commercial business loans                                   94            60
                                                              -------       -------

                                                               41,153        37,614
       Less:
        Net deferred loan fees and costs                          (68)          (68)
        Loans in process                                          (49)          (23)
        Allowance for loan losses                                (237)         (232)
                                                              -------       -------

                                                              $40,799       $37,291
                                                              =======       =======

Activity in the allowance for loan losses was as follows:

                                                   Six Months Ended
                                                        June 30,
                                                        --------
                                                    2000          1999
                                                    ----          ----
                                                               (Unaudited)

     Balance at beginning of period                $   232       $   218
     Provision for losses                                5             6
     Charge-offs                                        --            --
     Recoveries                                         --            --
                                                   -------       -------

     Balance at end of period                      $   237       $   224
                                                   =======       =======

                                 (Continued)

                          INDIAN VILLAGE BANCORP,INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 1999
         (Table dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 4 - LOANS (Continued)

Nonaccrual loans totaled approximately $327,000 and $337,000 at June 30, 2000 and December 31, 1999. Interest not recognized on nonaccrual loans totaled approximately $6,000 and $5,000 for the six months ended June 30, 2000 and 1999 (unaudited). The Bank had no individual loans which were identified by management as impaired or loans past due more than 90 days still accruing interest at June 30, 2000 or December 31, 1999 or during the six months ended June 30, 2000 or 1999 (unaudited).

A summary of activity on related party loans is as follows:

                              Six Months Ended
                                June 30, 2000
                                -------------

      Beginning balance                  $452
      New loans                            15
      Principal repayments                 (9)
                                         ----

      Ending balance                     $458
                                         ====

NOTE 5 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

                       June 30,   December 31,
                         2000        1999
                         ----        ----

     Loans               $ 232        $ 208
     Securities            284          258
     Time deposits           1           --
                         -----        -----

                         $ 517        $ 466
                         =====        =====

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                                      June 30,   December 31,
                                                        2000        1999
                                                        ----        ----

      Land                                            $   260        $   260
      Buildings and improvements                        1,180          1,176
      Furniture, fixtures, and equipment                  492            472
      Automobiles                                          17             17
                                                      -------        -------
         Total cost                                     1,949          1,925
      Accumulated depreciation                           (385)          (334)
                                                      -------        -------

                                                      $ 1,564        $ 1,591
                                                      =======        =======

                                  (Continued)

                          INDIAN VILLAGE BANCORP,INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 1999
         (Table dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 7 - DEPOSITS

Deposits consisted of the following:

                                                     June 30,   December 31,
                                                         2000           1999
                                                      -------        -------

     Non-interest bearing demand deposit accounts     $ 1,067        $   241
     NOW accounts                                       1,639          1,246
     Money market accounts                              1,873          1,576
     Savings accounts                                   5,217          5,206
     Certificates of deposit                           26,790         24,884
                                                      -------        -------

                                                      $36,586        $33,153
                                                      =======        =======

The aggregate amount of certificates of deposit accounts with balances of $100,000 or more at June 30, 2000 and December 31, 1999 was $1,840,000 and
$713,000. Deposits greater than $100,000 are not federally insured.

At June 30, 2000, the scheduled maturities of time deposits were as follows:

     Year ended June 30,    2001       $14,912
                            2002         7,304
                            2003         2,633
                            2004           629
                            2005         1,312
                                       -------

                                       $26,790
                                       =======

Directors and officers of the Corporation are customers of the Bank in the ordinary course of business. At June 30, 2000 and December 31, 1999, deposits from officers and directors of the Corporation totaled approximately $179,000 and $195,000.

                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 1999
         (Table dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Outstanding Federal Home Loan Bank advances are summarized as follows:

                                                                       June 30,   December 31,
                                                                         2000          1999
                                                                         ----          ----
  Short-term FHLB advances                                              $ 2,250       $ 2,700
  5.60% Fixed-rate advance, due April 2008, callable April 2001           2,000         2,000
  5.93% Fixed-rate advance, due August 2008, callable August 2002         2,000         2,000
  4.67% Fixed-rate advance, due April 2009, callable April 2000              --         1,000
  5.44% Fixed-rate advance, due April 2009, callable April 2004           1,000         1,000
  6.29% Variable-rate advance, due April 2009                             1,000            --
  5.56% Fixed-rate advance, due August 2009, callable August 2000         5,000         5,000
  5.64% Fixed-rate advance, due October 2009, callable October 2000       2,500         2,500
  5.48% Fixed-rate advance, due November 2009, callable May 2000             --         1,000
  5.99% Convertible fixed-rate advance until January 2001,
    due January 2010                                                      1,500            --
  6.11% Convertible fixed-rate advance until March 2001,
    due March 2010                                                        1,000            --
  6.23% Convertible fixed-rate advance until March 2001,
    due March 2010                                                        2,000            --
                                                                        -------       -------

                                                                        $20,250       $17,200
                                                                        =======       =======

As a member of the Federal Home Loan Bank system, the Bank has the ability to obtain borrowings up to a maximum total of 50% of Bank assets subject to the level of qualified, pledgable one- to four-family residential real estate loans and Federal Home Loan Bank stock. The interest rates on the convertible fixed-rate advances are fixed for a specified number of years, then convertible at the option of the FHLB. If the convertible option is exercised, the advance may be prepaid without penalty.

Advances under the borrowing agreements are collateralized by a blanket pledge of the Bank's residential mortgage loan portfolio, FHLB stock and other securities as noted in Note 3.

NOTE 9 - INCOME TAXES

The provision for federal income tax consisted of the following components:

                                     Six Months Ended
                                           June 30,
                                        2000       1999
                                        ----       ----
                                               (Unaudited)

     Current tax expense              $ (16)       $  78
     Deferred tax expense                23            5
                                      -----        -----

                                      $   7        $  83
                                      =====        =====

                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 1999
         (Table dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (Continued)

The difference between the financial statement income tax expense and amounts computed by applying the statutory federal income tax rate of 34.0% to income before income taxes was as follows:


                                                                   Six Months Ended
                                                                        June 30,
                                                                2000           1999
                                                                ----           ----
                                                                            (Unaudited)
     Income taxes computed at the statutory
      tax rate on pretax income                               $  47          $  83
     Tax effect of:
       Tax-exempt income                                        (14)            --
       Nondeductible expenses and other                         (26)            --
                                                              -----          -----

                                                              $   7          $  83
                                                              =====          =====


The sources of gross deferred tax assets and gross deferred tax liabilities were as follows:

                                                                 June 30,       December 31,
                                                                   2000           1999
                                                                   ----           ----
     Deferred tax assets:
       Allowance for loan losses                                 $  75          $  67
       Accrued pension                                              --             25
       Additional minimum pension liability                         --             27
       Unrealized loss on securities available for sale            135            141
       Other                                                         8              3
                                                                 -----          -----
          Total deferred tax assets                                218            263
                                                                 -----          -----

     Deferred tax liabilities:
       Depreciation                                                (27)           (26)
       FHLB stock dividends                                        (35)           (23)
       Other                                                        (5)            (7)
                                                                 -----          -----
          Total deferred tax liabilities                           (67)           (56)
                                                                 -----          -----

          Net deferred tax asset (liability)                     $ 151          $ 207
                                                                 =====          =====

The Corporation, in accordance with SFAS No. 109, has not recorded a deferred tax liability of approximately $199,000 related to approximately $584,000 of cumulative special bad debt deductions, included in retained earnings, arising through 1987. If the Bank was liquidated, or would otherwise cease to be in the business of banking, or if tax laws were to change, this amount would be expensed. Under 1996 tax law changes, bad debts are based on actual loss experience and tax bad debt reserves accumulated since 1987 are to be reduced. This requires payment of approximately $35,000 over six years beginning in 1996.

                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 1999
         (Table dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 10 - RETIREMENT PLANS

During the year ended December 31, 1999, the Corporation amended its defined benefit pension plan. The amendment specifically froze plan participation. During the six months ended June 30, 2000, the Corporation received a favorable determination letter from the Internal Revenue Service to terminate the plan and distribute all the plan's assets. In June 2000, the Corporation terminated the plan and settled all of its obligations by making lump-sum distributions. As a result of terminating the plan, the Corporation recognized a loss of $79,000 during the six months ended June 30, 2000.

Effective January 1, 2000, the Corporation implemented a 401(k) and profit sharing plan for all eligible employees to replace its pension plan. To be eligible, an individual must have at least one year of service and must be 21 or more years old. Eligible employees may contribute up to 15% of their compensation subject to a maximum statutory limitation. The Corporation matches 100% of those contributions up to a maximum of 3% of the participant's compensation. The Corporation may also make a discretionary contribution. Employee contributions are always 100% vested. Employer contributions become 100% vested after the participant completes six years of service. The expense related to this plan was approximately $7,000, for the six months ended June 30, 2000.

NOTE 11 - EMPLOYEE STOCK OWNERSHIP PLAN

The Bank has established an employee stock ownership plan ("ESOP") for the benefit of substantially all employees of the Corporation and the Bank.. The ESOP borrowed funds from Corporation with which to acquire common shares of the Corporation. The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. The shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. When loan payments are made, ESOP shares are allocated to participants based on relative compensation.

ESOP compensation expense was $12,000 for the six months ended June 30, 2000. The ESOP shares as of June 30, 2000 and December 31, 1999 were as follows:

                                        June 30,  December 31,
                                          2000       1999
                                          ----       ----

     Shares released for allocation        2,376      1,188
     Unreleased shares                    33,261     34,449
                                         -------   --------

     Total ESOP shares                    35,637     35,637
                                         =======   ========

     Fair value of unreleased shares     $   392   $    402
                                         =======   ========

The ESOP provides for the repurchase of any stock distributed to a participant at its fair market value. The fair market value of the allocated shares subject to repurchase was approximately $28,000 and $14,000 at June 30, 2000 and December 31, 1999.

                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 1999
         (Table dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES

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

As of June 30, 2000, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $808,000 and $1,506,000. The interest rates on variable rate commitments ranged from 7.75% to 17.50% and the interest rates on fixed rate commitments ranged from 7.25% to 10.75% at June 30, 2000. As of December 31, 1999, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $833,000 and $1,037,000. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.

The Corporation has entered into employment agreements with two officers of IVB and the Bank. The agreements provide for a term of three years and for extensions for a period of one year on each anniversary date, subject to review and approval of the extensions by disinterested members of the Board of Directors. The employment agreements also provide for a severance payment and other benefits upon involuntary termination of employment in connection with any change in control of IVB and the Bank. A severance package will also be paid on a similar basis in connection with a voluntary termination of employment where, after the change in control, the officer is assigned duties inconsistent with his or her position, duties, responsibilities and status immediately before a change in control. The employment agreements restrict the officers' right to compete against IVB and the Bank for a period of one year from the date of termination of the agreement if the officer voluntarily terminated employment, except upon a change in control.

NOTE 13 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about the Bank's components, risk weightings and other factors. At June 30, 2000 and December 31, 1999, management believes the Bank complied with all regulatory capital requirements. Based on the computed regulatory capital ratios, the Bank was considered well capitalized under the Federal Deposit Insurance Act at June 30, 2000 and December 31, 1999. Management believes no conditions or events have occurred subsequent to last notification that would cause the Bank's capital category to change.

                                  (Continued)

                          INDIAN VILLAGE BANCORP,INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 1999
         (Table dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 13 - REGULATORY MATTERS (Continued)

Actual capital levels and minimum required levels of the Bank are summarized as follows:

                                                                                      Minimum
                                                                                   Required To Be
                                                            Minimum Required       Well Capitalized
                                                              For Capital      Under Prompt Corrective
                                               Actual      Adequacy Purposes      Action Regulations
                                           --------------  ------------------  ------------------------
                                           Amount  Ratio    Amount     Ratio      Amount       Ratio
                                           ------  ------  ---------  -------  ------------  ----------
June 30, 2000
Total capital (to risk-weighted assets)    $7,479   22.0%     $2,719     8.0%        $3,398       10.0%
Tier 1 (core) capital (to
  risk-weighted assets)                     7,242   21.3       1,359     4.0          2,039        6.0
Tier 1 (core) capital (to adjusted
  total assets)                             7,242   11.4       2,545     4.0          3,181        5.0
Tangible capital (to adjusted
  total assets)                             7,242   11.4         954     1.5            N/A

December 31, 1999
Total capital (to risk-weighted assets)    $7,237   25.3%     $2,287     8.0%        $2,859       10.0%
Tier 1 (core) capital (to
  risk-weighted assets)                     7,005   24.5       1,143     4.0          1,715        6.0
Tier 1 (core) capital (to adjusted
  total assets)                             7,005   11.7       2,394     4.0          2,992        5.0
Tangible capital (to adjusted
  total assets)                             7,005   11.7         898     1.5            N/A

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair values of financial instruments were as follows:

                                                                   June 30,                December 31,
                                                                     2000                      1999
                                                                     ----                      ----
                                                              Carrying   Estimated      Carrying     Estimated
                                                               Amount    Fair Value      Amount      Fair Value
                                                              --------   ----------   ------------   ----------
Financial assets:
 Cash and cash equivalents                                    $  1,087     $  1,087       $  1,340     $  1,340
 Time deposits                                                     200          200            299          299
 Securities available for sale                                  20,061       20,061         17,074       17,074
 Loans, net                                                     40,799       39,968         37,291       36,912
 Federal Home Loan Bank stock                                    1,099        1,099            925          925
 Accrued interest receivable                                       517          517            466          466

Financial liabilities:
 Demand and savings deposits                                    (9,796)      (9,796)        (8,269)      (8,269)
 Certificates of deposit                                       (26,790)     (26,607)       (24,884)     (24,862)
 Federal Home Loan Bank advances                               (20,250)     (20,064)       (17,200)     (15,409)
 Accrued interest payable                                         (136)        (136)          (107)        (107)

                                  (Continued)

                          INDIAN VILLAGE BANCORP,INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 1999
         (Table dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Carrying amount is the estimated fair value for cash and cash equivalents, time deposits, Federal Home Loan Bank stock, accrued interest receivable and payable, demand and savings deposits, and variable rate loans and Federal Home Loan Bank advances that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and certificates of deposit and for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. For fixed rate Federal Home Loan Bank advances and for variable rate advances with infrequent repricing or repricing limits, fair value is based on current rates for similar financing. Callable advances whose interest rate is below current market rates are assumed to be called. The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at June 30, 2000 and December 31, 1999 and is not considered significant to this presentation.

NOTE 15 - OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects on the components of other comprehensive income were as follows:


                                                                  Six Months Ended
                                                                      June 30,
                                                                  2000         1999
                                                                 -----        -----
                                                                         (Unaudited)
  Unrealized gains (losses) on securities available for sale:
     Unrealized gains (losses) arising during year               $   5        $ (52)
     Reclassification adjustment for gains (losses)                 (1)          (4)
                                                                 -----        -----
     Net unrealized gain (losses)                                    6          (56)
  Additional minimum pension liability                              26           --
                                                                 -----        -----

  Other comprehensive income (loss)                              $  32        $ (56)
                                                                 =====        =====

NOTE 16 - EARNINGS PER SHARE

The factors used in the earnings per share computation are as follows:

                                              Six Months Ended
                                                June 30, 1999
                                              -----------------
  Basic earnings per common share
     Net income                                       $    131
                                                      ========

     Weighted average common shares issued             445,583
     Less: Average treasury shares                      (3,272)
     Less: Average unallocated ESOP shares             (33,855)
                                                      --------
     Weighted average shares outstanding               408,456
                                                      ========

     Basic earnings per common share                  $    .32
                                                      ========

                                  (Continued)

                          INDIAN VILLAGE BANCORP,INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 1999
         (Table dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 17 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Indian Village Bancorp, Inc. as of June 30, 2000 and December 31, 1999, and for the six months ended June 30, 2000 is as follows:

                            CONDENSED BALANCE SHEET
                      June 30, 2000 and December 31, 1999

                                                    June 30,  December 31,
                                                     2000         1999
                                                     ----         ----
     Assets
      Cash and cash equivalents                     $ 1,343       $ 1,702
      Investment in subsidiary                        6,981         6,732
      Loans receivable                                  343           350
      Other assets                                       20            --
                                                    -------       -------

      Total assets                                  $ 8,692       $ 8,784
                                                    =======       =======

     Liabilities
      Other liabilities                                  35       $    35

     Shareholders' equity                           $ 8,657         8,749
                                                    -------       -------

      Total liabilities and shareholders' equity    $ 8,692       $ 8,784
                                                    =======       =======

                         CONDENSED STATEMENT OF INCOME
                         Six Months Ended June 30, 2000

                                                     Six Months Ended
                                                       June 30, 2000
                                                       -------------

  Interest on loans                                           $    13
  Operating expenses                                              (72)
                                                              --------
  Income (loss) before income taxes and equity in
    undistributed earnings of subsidiary                          (59)
  Income tax expense (benefit)                                    (20)
                                                              -------
  Income before equity in undistributed
    earnings of subsidiary                                        (39)
  Equity in undistributed earnings of subsidiary                  170
                                                              -------

  Net income                                                  $   131
                                                              =======

                         INDIAN VILLAGE BANCORP,INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 1999
         (Table dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 17 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

                       CONDENSED STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 2000

                                                        Six Months Ended
                                                         June 30, 2000
                                                         -------------
  Cash flows from operating activities
  Net income                                                    $  131
  Adjustments to reconcile net income to cash provided
   by operations:
     Net change in other assets and other liabilities              (25)
     Equity in undistributed income of subsidiary                 (170)
                                                                ------
       Net cash from operating activities                          (64)

  Cash flows from investing activities
  Proceeds from loan principal repayments                            7
                                                                ------
   Net cash from investing activities                                7

  Cash flows from financing activities
  Cash dividends paid                                              (26)
  Dividends on unallocated ESOP shares                              (3)
  Purchases of treasury stock                                     (273)
                                                                ------
     Net cash from financing activities                           (302)
                                                                ------

  Net change in cash and cash equivalents                         (359)
  Cash and cash equivalents at beginning of period               1,702
                                                                ------

  Cash and cash equivalents at end of year                      $1,343
                                                                ======