Form 10QSB
period 2000-09-30
INDIAN VILLAGE BANCORP INC
filed 2000-11-13
CIK 1081338

                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period ended September 30, 2000

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

As of November 1, 2000, the latest practical date, 423,304 of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]     No [X]

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.

                                                     INDEX

                                                                                                           Page
PART I -FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets ............................................................      3

              Consolidated Statements of Income ......................................................      4

              Consolidated Statements of Comprehensive Income ........................................      5

              Consolidated Statements of Changes in Shareholders' Equity..............................      6

              Consolidated Statements of Cash Flows ..................................................      8

              Notes to Consolidated Financial Statements .............................................      9

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations......................................     15


Part II - Other Information

         Item 1.   Legal Proceedings..................................................................     21

         Item 2.   Changes in Securities..............................................................     21

         Item 3.   Defaults on Senior Securities......................................................     21

         Item 4.   Submission of Matters to a Vote of Security Holders................................     21

         Item 5.   Other Information..................................................................     21

         Item 6.   Exhibits and Reports on Form 8-K...................................................     21


SIGNATURES ...........................................................................................     22

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                  September 30,      June 30,
                                                                      2000             2000
                                                                      ----             ----
ASSETS
Cash and due from banks                                              $ 1,149          $   980
Interest-bearing deposits in other banks                                 299              107
                                                                     -------          -------
     Total cash and cash equivalents                                   1,448            1,087
Time deposits                                                             --              200
Securities available for sale at fair value                           20,062           20,061
Loans, net of allowance for loan losses                               42,922           40,799
Premises and equipment, net                                            1,587            1,564
Real estate owned                                                        133              118
Federal Home Loan Bank stock                                           1,119            1,099
Accrued interest receivable and other assets                             486              716
                                                                     -------          -------

         Total assets                                                $67,757          $65,644
                                                                     =======          =======


LIABILITIES
Deposits                                                             $38,450          $36,586
Federal Home Loan Bank advances                                       21,250           20,250
Accrued interest payable and other liabilities                           100              151
                                                                     -------          -------
     Total liabilities                                                59,800           56,987

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized,             --               --
  none outstanding
Common stock, $.01 par value, 5,000,000 shares authorized,
  423,304 shares issued and outstanding                                    4                4
Additional paid-in capital                                             3,243            4,022
Retained earnings - substantially restricted                           5,542            5,498
Unearned employee stock ownership plan shares                           (393)            (333)
Treasury stock, at cost, 22,279 shares                                  (273)            (273)
Accumulated other comprehensive income                                  (166)            (261)
                                                                     -------          -------
     Total shareholders' equity                                        7,957            8,657
                                                                     -------          -------

         Total liabilities and shareholders' equity                  $67,757          $65,644
                                                                     =======          =======

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                                                 Three Months Ended
                                                                    September 30,
                                                                2000            1999
                                                                ----            ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                                     $  851          $ 722
     Securities                                                   380            193
     Interest-bearing deposits and Federal funds sold              15             24
                                                               ------          -----
         Total interest income                                  1,246            939

INTEREST EXPENSE
     Deposits                                                     482            337
     Federal Home Loan Bank advances                              315            152
                                                               ------          -----
         Total interest expense                                   797            489
                                                               ------          -----

NET INTEREST INCOME                                               449            450
Provision for loan losses                                           8              5
                                                               ------          -----

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               441            445

NONINTEREST INCOME
     Service charges and other fees                                16              7
     Gain on sale of securities available for sale, net            15              5
     Other income (loss)                                           (1)            (4)
                                                               ------          -----
         Total noninterest income                                  30              8

NONINTEREST EXPENSE
     Salaries and employee benefits                               171            128
     Occupancy, furniture and fixtures                             39             22
     Professional and consulting fees                              43             15
     Franchise taxes                                               13             17
     Data processing                                               20             17
     Director and committee fees                                   19             19
     Other expense                                                 66             58
                                                               ------          -----
         Total noninterest expense                                371            276
                                                               ------          -----

INCOME BEFORE INCOME TAXES                                        100            177
Income tax expense                                                 28             60
                                                               ------          -----

NET INCOME                                                     $   72          $ 117
                                                               ======          =====

EARNINGS PER COMMON SHARE                                      $ 0.18          $0.29
                                                               ======          =====

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                              Three Months Ended
                                                                                 September 30,
                                                                               2000         1999
                                                                               ----         ----
NET INCOME                                                                     $ 72         $117

Other comprehensive income, net of tax
     Unrealized gains (losses) on securities available for sale arising         105          (47)
       during period
     Reclassification adjustment for accumulated gains included in
       net income                                                               (10)          (3)
                                                                               ----         ----
         Net unrealized gains (losses) on securities                             95          (50)
     Additional minimum pension liability adjustment                             --           --
                                                                               ----         ----
         Other comprehensive income                                              95          (50)
                                                                               ----         ----

COMPREHENSIVE INCOME                                                           $167         $ 67
                                                                               ====         ====

--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                                                              Unrealized
                                                                                                Additional      Gain on
                                               Additional                 Unearned                Minimum     Securities
                                      Common    Paid-In      Retained       ESOP     Treasury     Pension      Available
                                      Stock     Capital      Earnings      Shares     Stock      Liability     for Sale      Total
                                      -----     -------      --------      ------     -----      ---------     --------      -----
Balance at July 1, 1999                $--       $   --       $5,266       $  --       $ --        $(53)        $ (62)      $5,151

Net income for the period               --           --          117          --         --          --            --          117

Sale of 445,483 shares of par
  common stock, net of
  conversion costs                       4        4,089           --          --         --          --            --        4,093

Purchase of 35,637 shares
  under ESOP plan                       --           --           --        (356)        --          --            --         (356)

Release of 594 ESOP shares              --            1           --           6         --          --            --            7

Change in fair value of securities
  available for sale                    --           --           --          --         --          --           (50)         (50)
                                       ---       ------       ------       -----       ----        ----         -----       ------

Balance at September, 1999             $ 4       $4,090       $5,383       $(350)      $ --        $(53)        $(112)      $8,962
                                       ===       ======       ======       =====       ====        ====         =====       ======

--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                                                              Unrealized
                                                                                                  Additional   Gain on
                                               Additional               Unearned                   Minimum    Securities
                                     Common      Paid-In     Retained     ESOP       Treasury      Pension    Available
                                     Stock       Capital     Earnings    Shares        Stock      Liability    for Sale     Total
                                     -----       -------     --------    ------        -----      ---------    --------     -----
Balance at July 1, 2000               $ 4        $4,022       $5,498     $(333)        $(273)        $--        $(261)      $8,657

Net income for the period              --            --           72        --            --          --           --           72

Cash dividend - $.07 per share         --            --          (28)       --            --          --           --          (28)

Return of capital - $2.00 per share    --          (780)          --       (66)           --          --           --         (846)

Release of 594 ESOP shares             --             1           --         6            --          --           --            7

Change in fair value of securities
  available for sale                   --            --           --        --            --          --           95           95
                                      ---        ------       ------     -----         -----         ---        -----       ------

Balance at September 30, 2000         $ 4        $3,243       $5,542     $(393)        $(273)        $--        $(166)      $7,957
                                      ===        ======       ======     =====         =====         ===        =====       ======

--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                          Three Months Ended
                                                                             September 30,
                                                                           2000         1999
                                                                           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $    72      $   117
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                         26           21
         Net premium amortization (discount accretion)                       (17)          --
         Provision for loan losses                                             8            5
         Federal Home Loan Bank stock dividends                              (20)         (11)
         Gain on sale of securities available for sale                       (15)          (5)
         Compensation expense on ESOP shares                                   7            7
         Net change in accrued interest receivable and other assets          215           38
         Net change in accrued expenses and other liabilities               (100)      (2,824)
                                                                         -------      -------
              Net cash from operating activities                             176       (2,652)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in time deposits                                             200          200
     Purchases of securities available for sale                           (2,791)      (8,802)
     Proceeds from sales of securities available for sale                  2,670          300
     Proceeds from maturities of securities available for sale               296          238
     Net change in loans                                                  (2,131)        (379)
     Premises and equipment expenditures                                     (49)        (368)
     Purchases of Federal Home Loan Bank stock                                --         (354)
                                                                         -------      -------
         Net cash from investing activities                               (1,805)      (9,165)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                1,864       (1,320)
     Net change in short-term FHLB advances                                1,000        1,000
     Proceeds from long-term FHLB advances                                    --        7,000
     Proceeds from issuance of common stock, net of conversion costs          --        4,024
     Cash dividends paid                                                     (28)          --
     Return of capital distribution                                         (846)          --
     Cash provided to ESOP                                                    --         (356)
                                                                         -------      -------
         Net cash from financing activities                                1,990       10,348
                                                                         -------      -------

Net change in cash and cash equivalents                                      361       (1,469)

Cash and cash equivalents at beginning of period                           1,087        2,498
                                                                         -------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 1,448      $ 1,029
                                                                         =======      =======

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                        $   591      $    459
         Income taxes                                                         --            30

--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Indian Village Bancorp, Inc. (the "Corporation") at September 30, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the audited financial statements and notes thereto of the Corporation for the transition period ended June 30, 2000. On May 18, 2000, the Corporation changed its fiscal year end from December 31 to June 30, effective June 30, 2000. Therefore, the Corporation filed a transition report on Form 10-KSB covering the transition period from January 1, 2000 through June 30, 2000. The accounting policies of the Corporation described in the notes to consolidated financial statements contained in the Corporation's June 30, 2000, financial statements, have been consistently followed in preparing this Form 10-QSB. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the full year.

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

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding during the three months ended September 30, 2000 was 423,304. Employee Stock Ownership Plan ("ESOP") shares are considered outstanding for this calculation unless unallocated. The Corporation currently has no potentially dilutive common shares.

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

Effective June 29, 2000, the Bank converted from a federally chartered stock savings bank to an Ohio-chartered institution and assumed the obligation of the liquidation account.


NOTE 3 - SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                     Gross       Gross       Estimated
                                   Amortized   Unrealized   Unrealized     Fair
                                     Cost        Gains        Losses       Value
                                     ----        -----        ------       -----
     September 30, 2000
     ------------------
     U.S. Government agencies       $ 7,435       $--          $(165)     $ 7,270
     Obligations of states and
        political subdivisions        1,271        21             --        1,292
     Corporate debt securities          795         3             --          798
     Mortgage-backed securities       9,914        21           (133)       9,802
     Equity securities                  899         1             --          900
                                    -------       ---          -----      -------

                                    $20,314       $46          $(298)     $20,062
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

                                   (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


NOTE 3 - SECURITIES AVAILABLE FOR SALE (Continued)

                                                     Gross        Gross        Estimated
                                      Amortized    Unrealized   Unrealized       Fair
                                        Cost         Gains        Losses         Value
                                        ----         -----        ------         -----
     June 30, 2000
     -------------
     U.S. Government agencies          $ 7,934        $--         $(233)        $ 7,700
     Obligations of states and
       political subdivisions            1,986         40            --           2,026
     Corporate debt securities             149         --            --             149
     Mortgage-backed securities          9,888         25          (230)          9,684
     Equity Securities                     500          2            --             502
                                       -------        ---         -----         -------

                                       $20,457        $67         $(463)        $20,061
                                       =======        ===         =====         =======

The amortized cost and estimated fair values of debt securities available for sale at September 30, 2000, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                                   Estimated
                                                    Amortized        Fair
                                                      Cost           Value
                                                      ----           -----
     Due after one year through five years           $   745        $   736
     Due after five years through ten years            5,210          5,158
     Due after ten years                               3,546          3,466
     Mortgage-backed securities                        9,914          9,802
                                                     -------        -------

                                                     $19,415        $19,162
                                                     =======        =======

Proceeds from sales of securities available for sale during the three months ended September 30, 2000 and 1999 were $2.7 million and $300,000. Gross gains of $16,000 and gross losses of $1,000 were realized on those sales during the three months ended September 30, 2000. Gross gains of $5,000 were realized on those sales during the three months ended September 30, 1999.

--------------------------------------------------------------------------------

                                   (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


NOTE 4 - LOANS

Loans are summarized as follows:

                                                    September 30,      June 30,
                                                        2000             2000
                                                        ----             ----
     Real estate loans:
          One- to four-family residential              $30,242         $29,618
          Multi-family residential                       2,291           2,307
          Nonresidential                                 2,585           2,102
          Construction                                   1,421           1,632
          Land                                             277             254
                                                       -------         -------
                                                        36,816          35,913
     Consumer loans:
          Home equity loans and lines of credit          1,810           1,703
          Home improvement                                 837             738
          Automobile                                     1,155             961
          Loans on deposit accounts                        399             251
          Unsecured                                        159              85
          Other                                          1,611           1,408
                                                       -------         -------
                                                         5,971           5,146

     Commercial business loans                             507              94
                                                       -------         -------
                                                        43,294          41,153
     Less:
          Net deferred loan fees and costs                 (69)            (68)
          Loans in process                                 (64)            (49)
          Allowance for loan losses                       (239)           (237)
                                                       -------         -------

                                                       $42,922         $40,799
                                                       =======         =======

Activity in the allowance for loan losses is summarized as follows:

                                                        Three Months Ended
                                                           September 30,
                                                       2000            1999
                                                       ----            ----
     Balance at beginning of period                    $237            $224
     Provision for losses                                 8               5
     Charge-offs                                         (6)             --
     Recoveries                                          --              --
                                                       ----            ----

     Balance at end of period                          $239            $229
                                                       ====            ====

As of and for the three months ended September 30, 2000 and 1999, no loans were considered impaired within the scope of SFAS No. 114.

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

As of September 30, 2000, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $776,000 and $1,318,000. As of June 30, 2000, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $808,000 and $1,506,000. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.


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

ESOP compensation expense was $7,000 for both the three months ended September 30, 2000 and 1999. The ESOP shares as of September 30, 2000 and June 30, 2000 were as follows:

                                                 September 30,      June 30,
                                                     2000             2000
                                                     ----             ----
     Shares released for allocation                  2,970            2,376
     Unreleased shares                              32,667           33,261
                                                   -------          -------

     Total ESOP shares                              35,637           35,637
                                                   =======          =======

     Fair value of unreleased shares               $   384          $   392
                                                   =======          =======

--------------------------------------------------------------------------------

                                   (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


NOTE 6 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

The ESOP provides for the repurchase of any stock distributed to a participant at its fair market value. The fair market value of the allocated shares subject to repurchase was approximately $35,000 and $28,000 at September 30, 2000 and June 30, 2000.

In September 2000, the Corporation declared and paid a $2.00 per share capital distribution, the majority of which is expected to be treated as a tax-free return of capital. Confirmation of the exact amount of the distribution that will qualify as a tax-free return of capital to shareholders will not be known until after the Corporation's tax year ended on December 31, 2000. The ESOP received $66,000 from the capital distribution on 33,261 unallocated shares. The ESOP will purchase additional shares with the proceeds from the capital distribution; however, as of September 30, 2000, no additional shares had been purchased. The additional shares purchased will be held in suspense and allocated to participants in a manner similar to the original ESOP shares.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


INTRODUCTION

In the following pages, management presents an analysis of the financial condition of Indian Village Bancorp, Inc. as of September 30, 2000 compared to June 30, 2000, and results of operations for the three months ended September 30, 2000 compared with the same period in 1999. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.


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


FINANCIAL CONDITION

Total assets at September 30, 2000 were $67.8 million compared to $65.6 million at June 30, 2000, an increase of $2.2 million, or 3.4%. The increase in total assets was primarily due to an increase in loans of $2.1 million. The increase in loans consisted primarily of increases in consumer loans of $825,000, one- to four-family residential real estate loans of $624,000, and nonresidential real estate loans of $483,000, as well as an increase in commercial loans of $413,000. These increases are reflective of a stable local economy and the Bank's more aggressive promotion of consumer loans.

The $825,000, or 16.0%, increase in the consumer loan portfolio between June 30, 2000 and September 30, 2000 consisted primarily of increases in other consumer loans of $203,000, an increase in auto loans of $194,000, an increase in loans on deposit accounts of $148,000, and an increase in home equity loans and lines of credit of $107,000. Consumer loans represented 13.8% and 12.5% of gross loans at September 30, 2000 and June 30, 2000, respectively.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


Total deposits were $38.5 million on September 30, 2000 compared to $36.6 million at June 30, 2000, an increase of $1.9 million or 5.2%. The Corporation experienced an increase in noninterest-bearing demand deposits of $372,000 that was offset by a decrease in negotiable order of withdrawal ("NOW") accounts of $404,000. Increases in certificates of deposit, money market accounts and savings accounts totaled $1.7 million. Management attributes the increase in deposits to the opening of the new branch office in New Philadelphia, Ohio in November 1999. The certificate of deposit portfolio as a percent of total deposits increased from 73.2% at June 30, 2000 to 75.9% at September 30, 2000. Almost all certificates of deposit held by the Corporation mature in less than three years with the majority maturing in the next year.

As a secondary source of liquidity, the Corporation obtains borrowings from the Federal Home Loan Bank of Cincinnati, from which it held advances totaling $21.3 million at September 30, 2000 and $20.3 million at June 30, 2000. Due to continued loan demand and in order to better leverage the Corporation's capital, the Corporation used these funds to originate loans and purchase securities available for sale, as well as provide for short-term liquidity needs. FHLB advances at September 30, 2000 consisted of $3.3 million in short-term advances and $18.0 million in long-term callable fixed-rate advances. The long-term callable advances have specified call dates ranging from one to five years at which time the advances may be called at the option of the Federal Home Loan Bank. Additional advances may be obtained from the Federal Home Loan Bank to fund future loan growth and liquidity as needed.

Total shareholders' equity decreased from $8.7 million at June 30, 2000 to $8.0 million at September 30, 2000. The decrease resulted from the $2.00 per share capital distribution, which reduced shareholders' equity by $846,000. The decrease in capital is part of management's capital planning strategy to utilize or distribute its excess capital.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
  2000 AND SEPTEMBER 30, 1999

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

Net income was $72,000 for the three months ended September 30, 2000, compared to $117,000 for the three months ended September 30, 1999. Earnings per common share was $0.18 for the three months ended September 30, 2000 compared to $0.29 for the three months ended September 30, 1999.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


Net interest income remained relatively stable totaling $449,000 for the three months ended September 30, 2000, as compared to $450,000 for the three months ended September 30, 1999. The stability in net interest income was attributable to a decrease in the interest rate spread offset by an increase in the average balance of interest-bearing assets and interest-bearing liabilities.

Interest and fees on loans increased approximately $129,000, or 17.9%, from $722,000 for the three months ended September 30, 1999 to $851,000 for the three months ended September 30, 2000 while interest earned on securities totaled $380,000 for the three months ended September 30, 2000, as compared to $193,000 for the three months ended September 30, 1999. The increases in interest income were due to higher average balances of loans and securities partially offset by a decrease in the yield earned.

Interest income on interest-bearing deposits and overnight deposits decreased to $15,000 for the three months ended September 30, 2000, as compared to $24,000 for the same period in 1999.

Interest paid on deposits increased $145,000, or 43.0% for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. The increase in interest expense was due to an increase in the cost of funds combined with an increase in the average balances of deposits.

Interest on Federal Home Loan Bank advances totaled $315,000 for the three months ended September 30, 2000, compared to $152,000 for the three months ended September 30, 1999. The increase was the result of a higher average balance combined with a higher cost of funds. The additional borrowings were used to provide funding for loan demand and to better leverage the Corporation's capital.

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

The provision for loan losses for the three months ended September 30, 2000 totaled $8,000 compared to $5,000 for the three months ended September 30, 1999. The Corporation experienced net charge-offs of $6,000 during the three months ended September 30, 2000 and no charge-offs during the three months ended September 30, 1999. The Corporation's low charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for the purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. Despite this history, the Corporation cannot give any assurances as to the level of future charge-offs. The allowance for loan losses totaled $239,000 or .55% of gross loans at September 30, 2000, compared with $237,000, or .58% of gross loans at June 30, 2000.

Noninterest income includes service charges and other fees, net gains on sales of securities available for sale and other income. For the three months ended September 30, 2000, noninterest income totaled $30,000 compared to $8,000 for the three months ended September 30, 1999. During the 2000 period, the Corporation experienced an increase in service charges, other fees, and in net gains on sales of securities available for sale and other miscellaneous income.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


Noninterest expense totaled $371,000 for the three months ended September 30, 2000 compared to $276,000 for same period in 1999. The increase in noninterest expense was primarily the result of increases in salaries and employee benefits expense of $43,000, occupancy expense of $17,000 and professional and consulting expense of $28,000. The increase in salaries and employee benefits expense was due primarily to increased staffing due to the opening of the new branch office in November 1999 and normal annual merit increases. Additionally, the increase in occupancy expense also resulted from the opening of the new branch office. The increase in professional and consulting expense was due to the increased public reporting obligations associated with being a public company.

The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $28,000 for the three months ended September 30, 2000 compared to $60,000 for the three months ended September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the three months ended September 30, 2000 and 1999.

                                                               Three Months Ended
                                                                  September 30,
                                                              2000             1999
                                                              ----             ----
     Net income                                              $    72         $   117
     Adjustments to reconcile net income to
       net cash from operating activities                        104          (2,769)
                                                             -------         -------
     Net cash from operating activities                          176          (2,652)
     Net cash from investing activities                       (1,805)         (9,165)
     Net cash from financing activities                        1,990          10,348
                                                             -------         -------
     Net change in cash and cash equivalents                     361          (1,469)
     Cash and cash equivalents at beginning of period          1,087           2,498
                                                             -------         -------
     Cash and cash equivalents at end of period              $ 1,448         $ 1,029
                                                             =======         =======

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

The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. Management believes the Corporation's liquidity position is strong based on its level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


Total shareholders' equity decreased $700,000 between June 30, 2000 and September 30, 2000, primarily due to the $2.00 per share capital distribution, which reduced shareholders' equity by $846,000, partially offset by earnings retained and other comprehensive income. No shares of treasury stock were purchased by the Corporation during the three months ended September 30, 2000; however, management may purchase additional shares in the future, as opportunities arise. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.

The Corporation is not subject to any separate regulatory capital requirements. The Bank, however, is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At September 30, 2000, and June 30, 2000, the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios at September 30, 2000 and June 30, 2000, the Bank is considered well capitalized under the Federal Deposit Insurance Corporation Act.

At September 30, 2000, and June 30, 2000 the Bank's actual capital levels and minimum required levels were:

                                                                                             Minimum
                                                                                         Required To Be
                                                              Minimum Required          Well Capitalized
                                                                For Capital          Under Prompt Corrective
                                        Actual               Adequacy Purposes         Action Regulations
                                 Amount        Ratio        Amount        Ratio       Amount        Ratio
                                 ------        -----        ------        -----       ------        -----
September 30, 2000
------------------
Total capital (to risk-
  weighted assets)               $7,584        20.7%        $2,934         8.0%       $3,668        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           7,344        20.0          1,467         4.0         2,201         6.0
Tier 1 (core) capital (to
  adjusted total assets)          7,344        10.9          2,704         4.0         3,379         5.0
Tangible capital (to
  adjusted total assets)          7,344        10.9          1,014         1.5           N/A

June 30, 2000
-------------
Total capital (to risk-
  weighted assets)               $7,479        22.0%        $2,719         8.0%       $3,398        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           7,242        21.3          1,359         4.0         2,039         6.0
Tier 1 (core) capital (to
  adjusted total                  7,242        11.4          2,545         4.0         3,181         5.0
Tangible capital (to
  adjusted total assets)          7,242        11.4            954         1.5           N/A

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


In May 2000, the Indian Village Bancorp, Inc. 2000 Stock Based Incentive Plan was approved by shareholders at the Corporation's Annual Meeting. Subject to certain adjustments to prevent dilution of awards to participants, the number of shares of common stock reserved for awards under the plan is 62,381 shares, consisting of 44,558 shares reserved for options and 17,823 shares reserved for restricted stock awards. Authorized but unissued shares or shares previously issued and reacquired by the Corporation may be used to satisfy awards under the plan. If authorized but unissued shares are used to satisfy restricted stock awards and the exercise of options granted under the plan, the number of outstanding shares will increase and will have a dilutive effect on the holdings of existing stockholders. The plan was effective on July 2, 2000. As of September 30, 2000, no awards had been granted under the plan.

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

                (2) Incorporated herein by reference from the Exhibits to Form 10-QSB for the quarter ended September 30, 1999, filed November 15, 1999.

                (3) Incorporated herein be reference from the Proxy Statement filed March 27, 2000.

                (4) Reference is hereby made to Consolidated Statements of Income on page 4, hereof.

          (b) On September 5, 2000, the Corporation filed a Current Report on Form 8-K reporting the Corporation's special cash distribution of $2.00 per share. The press release, issued September 1, 2000, was attached as an exhibit to the Form 8-K.

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


Date:  November 10, 2000                   /s/ Marty R. Lindon
      -------------------                  -------------------------------------
                                           Marty R. Lindon
                                           President and Chief Executive Officer


Date:  November 10, 2000                   /s/ Lori S. Frantz
      -------------------                  -------------------------------------
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