Form 10QSB
period 2000-12-31
INDIAN VILLAGE BANCORP INC
filed 2001-02-14
CIK 1081338

                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended December 31, 2000

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

As of February 5, 2001, the latest practical date, 402,139 of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes    / /          No  /X/






--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                                      INDEX




                                                                                                           Page
                                                                                                           ----

PART I - FINANCIAL INFORMATION

         Item 1.   Condensed Financial Statements (Unaudited)

              Consolidated Balance Sheets ............................................................      3

              Consolidated Statements of Income ......................................................      4

              Consolidated Statements of Comprehensive Income ........................................      5

              Consolidated Statements of Changes in Shareholders' Equity..............................      6

              Consolidated Statements of Cash Flows ..................................................      8

              Notes to Consolidated Financial Statements .............................................      9

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations......................................     15


PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings..................................................................     23

         Item 2.   Changes in Securities..............................................................     23

         Item 3.   Defaults Upon Senior Securities....................................................     23

         Item 4.   Submission of Matters to a Vote of Security Holders................................     23

         Item 5.   Other Information..................................................................     23

         Item 6.   Exhibits and Reports on Form 8-K...................................................     23


SIGNATURES ...........................................................................................     24


--------------------------------------------------------------------------------
                                                                              2.

                          INDIAN VILLAGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


                                                                      December 31,          June 30,
                                                                          2000                2000
                                                                          ----                ----
ASSETS
Cash and due from banks                                                $  1,003             $    980
Interest-bearing deposits in other banks                                  1,611                  107
                                                                       --------             --------
     Total cash and cash equivalents                                      2,614                1,087
Time deposits                                                                --                  200
Securities available for sale at fair value                              19,149               20,061
Loans, net of allowance for loan losses                                  44,777               40,799
Premises and equipment, net                                               1,559                1,564
Real estate owned                                                           149                  118
Federal Home Loan Bank stock                                              1,140                1,099
Accrued interest receivable                                                 464                  517
Other assets                                                                 71                  199
                                                                       --------             --------

         Total assets                                                  $ 69,923             $ 65,644
                                                                       ========             ========


LIABILITIES
Deposits                                                               $ 40,569             $ 36,586
Federal Home Loan Bank advances                                          21,200               20,250
Accrued interest payable                                                    128                  136
Other liabilities                                                            58                   15
                                                                       --------             --------
     Total liabilities                                                   61,955               56,987

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized,
   none outstanding                                                          --                   --
Common stock, $.01 par value, 5,000,000 shares authorized
   445,583 shares issued                                                      4                    4
Additional paid-in capital                                                3,244                4,022
Retained earnings - substantially restricted                              5,554                5,498
Unearned employee stock ownership plan shares                              (386)                (333)
Treasury stock, at cost, 43,444 shares                                     (514)                (273)
Accumulated other comprehensive income                                       66                 (261)
                                                                       --------             --------
     Total shareholders' equity                                           7,968                8,657
                                                                       --------             --------

         Total liabilities and shareholders' equity                    $ 69,923             $ 65,644
                                                                       ========             ========


--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


--------------------------------------------------------------------------------


                                                    Three Months Ended                       Six Months Ended
                                                        December 31,                            December 31,
                                                        ------------                            ------------
                                                  2000                1999                2000                1999
                                                  ----                ----                ----                ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                       $   895             $   760             $ 1,746             $ 1,482
     Securities                                      371                 301                 751                 494
     Interest-bearing deposits and
       Federal funds sold                             11                  11                  26                  35
                                                 -------             -------             -------             -------
         Total interest income                     1,277               1,072               2,523               2,011

INTEREST EXPENSE
     Deposits                                        522                 376               1,004                 713
     Federal Home Loan Bank advances                 324                 220                 639                 372
                                                 -------             -------             -------             -------
         Total interest expense                      846                 596               1,643               1,085
                                                 -------             -------             -------             -------

NET INTEREST INCOME                                  431                 476                 880                 926
Provision for loan losses                              6                   3                  14                   8
                                                 -------             -------             -------             -------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                    425                 473                 866                 918

NONINTEREST INCOME
     Service charges and other fees                   22                   7                  38                  14
     Gain on sale of securities
       available for sale, net                        11                  (1)                 26                   4
     Other income                                     (8)                  1                  (9)                 (3)
                                                 -------             -------             -------             -------
         Total noninterest income                     25                   7                  55                  15

NONINTEREST EXPENSE
     Salaries and employee benefits                  185                 245                 356                 373
     Occupancy and equipment                          49                  28                  88                  50
     Professional and consulting fees                 40                   4                  83                  19
     Franchise taxes                                  13                  18                  26                  35
     Date processing                                  22                  19                  42                  36
     Director and committee fees                      14                  19                  33                  38
     Other expense                                    77                  99                 143                 157
                                                 -------             -------             -------             -------
         Total noninterest expense                   400                 432                 771                 708
                                                 -------             -------             -------             -------

INCOME BEFORE INCOME TAXES                            50                  48                 150                 225
Income tax expense                                    11                  38                  39                  98
                                                 -------             -------             -------             -------

NET INCOME                                       $    39             $    10             $   111             $   127
                                                 =======             =======             =======             =======

EARNINGS PER COMMON SHARE                        $  0.11             $  0.02             $  0.29             $  0.31
                                                 =======             =======             =======             =======


--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


                                                             Three Months Ended                  Six Months Ended
                                                                December 31,                        December 31,
                                                                ------------                        ------------
                                                           2000              1999              2000              1999
                                                           ----              ----              ----              ----

NET INCOME                                                 $  39             $  10             $ 111             $ 127

Other comprehensive income, net of tax
     Unrealized gains (losses) on securities
       available for sale arising during period              239              (162)              344              (208)
     Reclassification adjustment for
       accumulated (gains) losses included in
       net income                                             (7)                1               (17)               (3)
                                                           -----             -----             -----             -----
         Net unrealized gains (losses)
           on securities                                     232              (161)              327              (211)
     Additional minimum pension
       liability adjustment                                   --                 1                --                 1
                                                           -----             -----             -----             -----
         Other comprehensive income                          232              (160)              327              (210)

COMPREHENSIVE INCOME                                       $ 271             $(150)            $ 438             $ (83)
                                                           =====             =====             =====             =====



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

                          INDIAN VILLAGE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


                                                                                                          Unrealized
                                                                                            Additional     Gain on
                                                    Additional                Unearned        Minimum     Securities
                                         Common      Paid-In      Retained      ESOP          Pension     Available
                                         Stock       Capital      Earnings     Shares        Liability     for Sale       Total
                                         -----       -------      --------     ------        ---------     --------       -----

Balance at July 1, 1999                 $    --      $    --      $ 5,266      $    --       $   (53)      $   (62)      $ 5,151

Net income for the period                    --           --          127           --            --            --           127

Additional minimum pension                   --           --           --           --             1            --             1
  liability adjustment

Sale of 445,483 shares of par
  common stock, net of
  conversion costs                            4        4,020           --           --            --            --         4,024

Purchase of 35,637 shares
  under ESOP plan                            --           --           --         (356)           --            --          (356)

Release of 1,188 ESOP shares                 --            1           --           12            --            --            13

Change in fair value of securities
  available for sale                         --           --           --           --            --          (211)         (211)
                                        -------      -------      -------      -------       -------       -------       -------

Balance at December 31, 1999            $     4      $ 4,021      $ 5,393      $  (344)      $   (52)      $  (273)      $ 8,749
                                        =======      =======      =======      =======       =======       =======       =======




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

                          INDIAN VILLAGE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


                                                                                                            Unrealized
                                                                                                             Gain on
                                                     Additional                   Unearned                  Securities
                                         Common       Paid-In      Retained         ESOP       Treasury      Available
                                          Stock       Capital      Earnings        Shares        Stock        for Sale       Total
                                          -----       -------      --------        ------        -----        --------       -----

Balance at July 1, 2000                  $     4      $ 4,022       $ 5,498       $  (333)      $  (273)      $  (261)      $ 8,657

Net income for the period                     --           --           111            --            --            --           111

Cash dividend - $.14 per share                --           --           (55)           --            --            --           (55)

Return of capital - $2.00 per share           --         (780)           --           (66)           --            --          (846)

Purchase of 21,165 shares of                  --           --            --            --          (241)           --          (241)
  treasury stock

Release of 1,297 ESOP shares                  --            2            --            13            --            --            15

Change in fair value of securities
  available for sale                          --           --            --            --            --           327           327
                                         -------      -------       -------       -------       -------       -------       -------

Balance at December 31, 2000             $     4      $ 3,244       $ 5,554       $  (386)      $  (514)      $    66       $ 7,968
                                         =======      =======       =======       =======       =======       =======       =======






--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                                      Six Months Ended
                                                                                         December 31,
                                                                                         ------------
                                                                                  2000                 1999
                                                                                  ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $    111             $    127
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                                 55                   21
         Premium amortization, net of accretion                                     (107)                 (36)
         Provision for loan losses                                                    14                    8
         Federal Home Loan Bank stock dividends                                      (41)                 (26)
         Gain/Loss on sale of securities available for sale                          (26)                  (4)
         Compensation expense on ESOP shares                                          15                   13
         Net change in accrued interest receivable and other assets                  181                  (92)
         Net change in accrued expenses and other liabilities                       (119)              (2,792)
                                                                                --------             --------
              Net cash from operating activities                                      83               (2,781)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in time deposits                                                     200                  200
     Purchases of securities available for sale                                   (9,288)             (12,496)
     Proceeds from sales of securities available for sale                          9,927                  361
     Proceeds from maturities of securities available for sale                       901                  914
     Net change in loans                                                          (4,037)              (1,544)
     Premises and equipment expenditures, net                                        (50)                (904)
     Purchases of Federal Home Loan Bank stock                                        --                 (478)
                                                                                --------             --------
         Net cash from investing activities                                       (2,347)             (13,947)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                        3,983                2,202
     Net change in short-term Federal Home Loan Bank advances                     (2,250)                 200
     Repayment of long-term FHLB advances                                             --               (2,000)
     Proceeds from long-term Federal Home Loan Bank advances                       3,200               11,500
     Proceeds from issuance of common stock, net of conversion costs                  --                4,024
     Cash dividends paid                                                             (55)                  --
     Return of capital distribution                                                 (846)                  --
     Purchases of treasury stock                                                    (241)                  --
     Cash provided to ESOP                                                            --                 (356)
                                                                                --------             --------
         Net cash from financing activities                                        3,791               15,570
                                                                                --------             --------

Net change in cash and cash equivalents                                            1,527               (1,158)
Cash and cash equivalents at beginning of period                                   1,087                2,498
                                                                                --------             --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  2,614             $  1,340
                                                                                ========             ========

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                               $    858             $  1,029
         Income taxes                                                                 12                  144





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

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Indian Village Bancorp, Inc. ("Corporation") at December 31, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements and notes thereto of the Corporation for the transition period ended June 30, 2000. On May 18, 2000, the Corporation changed its fiscal year end from December 31 to June 30, effective June 30, 2000. Therefore, the Corporation filed a transition report on Form 10-KSB covering the transition period from January 1, 2000 through June 30, 2000. The accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's June 30, 2000, financial statements, have been consistently followed in preparing this Form 10-QSB. The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results of operations that may be expected for the full year.

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

To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

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


--------------------------------------------------------------------------------
                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding during the three and six months ended December 31, 2000 used for this calculation were 383,031 and 380,505, respectively. Employee Stock Ownership Plan ("ESOP") shares are considered outstanding for this calculation unless unallocated. The Corporation currently has no potentially dilutive common shares.


NOTE 2 -CONSUMMATION OF THE CONVERSION TO A STOCK SAVINGS AND LOAN ASSOCIATION WITH THE CONCURRENT FORMATION OF A HOLDING COMPANY

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

Under Office of Thrift Supervision ("OTS") regulations, limitations have been imposed on all "capital distributions" by savings institutions, including cash dividends. Under OTS regulations, the Bank is not permitted to pay a cash dividend on its common shares if the regulatory capital would, as a result of the payment of such dividend, be reduced below the amount required for the liquidation account, or applicable regulatory capital requirements prescribed by the OTS.

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

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


NOTE 3 - SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                           Gross                Gross               Estimated
                                      Amortized          Unrealized           Unrealized              Fair
                                        Cost               Gains                Losses                Value
                                        ----               -----                ------                -----
December 31, 2000
U.S. Government agencies              $  2,685            $     10             $    (19)            $  2,676
Obligations of states and
  political subdivisions                 1,373                  31                   (1)               1,403
Corporate debt securities                  500                  --                   (5)                 495
Mortgage-backed securities              13,592                 119                  (40)              13,671
Equity securities                          899                   5                   --                  904
                                      --------            --------             --------             --------

                                      $ 19,049            $    165             $    (65)            $ 19,149
                                      ========            ========             ========             ========

June 30, 2000
U.S. Government agencies              $  7,934            $     --             $   (233)            $  7,700
Obligations of states and
  political subdivisions                 1,986                  40                   --                2,026
Corporate debt securities                  149                  --                   --                  149
Mortgage-backed securities               9,888                  25                 (230)               9,684
Equity Securities                          500                   2                   --                  502
                                      --------            --------             --------             --------

                                      $ 20,457            $     67             $   (463)            $ 20,061
                                      ========            ========             ========             ========


The amortized cost and estimated fair values of securities available for sale at December 31, 2000, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                                    Estimated
                                                 Amortized            Fair
                                                   Cost               Value
                                                   ----               -----

Due after one year through five years             $   600            $   598
Due after five years through ten years                937                946
Due after ten years                                 3,920              3,934
Mortgage-backed securities                         13,592             13,671
                                                  -------            -------

                                                  $19,049            $19,149
                                                  =======            =======


Proceeds from sales of securities available for sale during the six months ended December 31, 2000 were $9,927,000. Gross gains of $29,000 and gross losses of $3,000 were realized on those sales. Proceeds from sales of securities available for sale during the six months ended December 31, 1999 were $361,000. Gross gains of $5,000 and gross losses of $1,000 were realized on those sales.


--------------------------------------------------------------------------------
                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


NOTE 4 - LOANS

Loans are summarized as follows:

                                                     December 31,          June 30,
                                                        2000                 2000
                                                        ----                 ----
Real estate loans:
     One- to four-family residential                  $ 31,648             $ 29,618
     Multi-family residential                            2,372                2,307
     Nonresidential                                      2,471                2,102
     Construction                                          989                1,632
     Land                                                  283                  254
                                                      --------             --------
                                                        37,763               35,913
Consumer loans:
     Home equity loans and lines of credit               1,974                1,703
     Home improvement                                      908                  738
     Automobile                                          1,322                  961
     Loans on deposit accounts                             291                  251
     Unsecured                                             196                   85
     Other                                               1,464                1,408
                                                      --------             --------
                                                         6,155                5,146

Commercial business loans                                1,205                   94
                                                      --------             --------
                                                        45,123               41,153
Less:
     Net deferred loan fees and costs                      (70)                 (68)
     Loans in process                                      (31)                 (49)
     Allowance for loan losses                            (245)                (237)
                                                      --------             --------

                                                      $ 44,777             $ 40,799
                                                      ========             ========


Activity in the allowance for loan losses is summarized as follows:


                                            Three Months Ended                Six Months Ended
                                               December 31,                      December 31,
                                               ------------                      ------------
                                          2000             1999              2000              1999
                                          ----             ----              ----              ----

Balance at beginning of period            $ 239            $ 229            $ 237             $ 224
Provision for losses                          6                3               14                 8
Charge-offs                                  --               --               (6)               --
Recoveries                                   --               --               --                --
                                          -----            -----            -----             -----

Balance at end of period                  $ 245            $ 232            $ 245             $ 232
                                          =====            =====            =====             =====


As of and for the three and six months ended December 31, 2000 and 1999, no loans were considered impaired within the scope of SFAS No. 114.



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

As of December 31, 2000, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $842,000 and $847,000. As of June 30, 2000, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $808,000 and $1,506,000. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.


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

In September 2000, the Corporation declared and paid a $2.00 per share capital distribution. The ESOP received $67,000 from the capital distribution on 33,261 unallocated shares. The ESOP purchased an additional 5,783 shares with the proceeds from the capital distribution. The additional shares purchased will be held in suspense and allocated to participants in a manner similar to the original ESOP shares.



--------------------------------------------------------------------------------
                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------



NOTE 6 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

ESOP compensation expense was $7,000 and $13,000 for the three and six months ended December 31, 2000. ESOP shares as of December 31, 2000 and June 30, 2000 were as follows:

                                          December 31,         June 30,
                                             2000               2000
                                             ----               ----

Shares released for allocation               3,673              2,376
Unreleased shares                           37,747             33,261
                                           -------            -------

Total ESOP shares                           41,420             35,637
                                           =======            =======

Fair value of unreleased shares            $   429            $   392
                                           =======            =======


The ESOP provides for the repurchase of any stock distributed to a participant at its fair market value. The fair market value of the allocated shares subject to repurchase was approximately $42,000 and $28,000 at December 31, 2000 and June 30, 2000.



--------------------------------------------------------------------------------
                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


INTRODUCTION

In the following pages, management presents an analysis of the financial condition of Indian Village Bancorp, Inc. as of December 30, 2000 compared to June 30, 2000, and results of operations for the three and six months ended December 31, 2000 compared with the same periods in 1999. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.


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

FINANCIAL CONDITION

Total assets at December 31, 2000 were $69.9 million compared to $65.6 million at June 30, 2000, an increase of $4.3 million, or 6.6%. The increase in total assets was primarily due to an increase in net loans of $4.0 million. The increase in loans consisted primarily of an increase in one- to four-family residential real estate loans of $2.0 million, as well as increases in commercial business loans and consumer loans of $1.1 million and $1.0 million, respectively. These increases are reflective of a stable local economy and the Bank's aggressive promotion of commercial business and consumer loans.

The $1.0 million, or 19.6%, increase in the consumer loan portfolio between June 30, 2000 and December 31, 2000 consisted primarily of increases in automobile loans of $361,000, home equity loans and lines of credit of $271,000, and home improvement loans of $170,000. Consumer loans represented 13.6% and 12.5% of gross loans at December 31, 2000 and June 30, 2000, respectively.



--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------



Total deposits were $40.6 million on December 31, 2000 compared to $36.6 million at June 30, 2000, an increase of $4.0 million, or 10.9%. The Corporation experienced an increase in noninterest-bearing demand deposits of $269,000 that was offset by a decrease in negotiable order of withdrawal ("NOW") accounts of $426,000 and a decrease in savings accounts of $270,000. Increases in certificates of deposit and money market accounts totaled $4.5 million. Management attributes the increase in deposits to the opening of the new branch office in New Philadelphia, Ohio in November 1999 along with the related promotion of deposit products in order to help establish the office. The certificate deposit portfolio as a percent of total deposits increased from 73.2% at June 30, 2000 to 73.6% at December 31,2000. Almost all certificates of deposit held by the Corporation mature in less than three years with the majority maturing in the next year.

As a secondary source of liquidity, the Corporation obtains borrowings from the Federal Home Loan Bank of Cincinnati, from which it held advances totaling $21.2 million at December 31, 2000 and $20.3 million at June 30, 2000. Due to continued loan demand and in order to better leverage the Corporation's capital, the Corporation used these funds to originate mortgage loans and purchase securities available for sale as well as provide for short-term liquidity needs. FHLB advances at December 31, 2000 consisted of $21.2 million in long-term callable fixed-rate advances. The long-term callable advances have specified call dates ranging from one to five years at which time the advances may be called at the option of the Federal Home Loan Bank. Additional advances may be obtained from the Federal Home Loan Bank to fund future loan growth and liquidity as needed.

Total shareholders' equity decreased from $8.7 million at June 30, 2000 to $8.0 million at December 31, 2000. The decrease resulted from the $2.00 per share capital distribution, which reduced shareholders' equity by $846,000. The decrease in shareholder' equity is part of management's capital planning strategy to utilize or distribute excess capital.


COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
     AND DECEMBER 31, 1999

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



--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------



Net income was $111,000 for the six months ended December 31, 2000, compared to $127,000 for the six months ended December 31, 1999. Earnings per common share was $0.29 for the six months ended December 31, 2000 compared to $0.31 for the six months ended December 31, 1999.

Net interest income totaled $880,000 for the six months ended December 31, 2000, as compared to $926,000 for the six months ended December 31, 1999, representing an decrease of $46,000, or 5.0%. The change in net interest income is attributable to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities offset by a decrease in interest rate spread.

Interest and fees on loans increased approximately $264,000, or 17.8%, from $1.5 million for the six months ended December 31,1999 to $1.7 million for the six months ended December 31, 2000. The increase in interest income was due to an increase in the average balance of loans, partially offset by a decrease in the yield earned.

Interest earned on securities totaled $751,000 for the six months ended December 31, 2000, as compared to $494,000 for the six months ended December 31, 1999. The increase was a result of higher average balances on securities.

Interest on interest-bearing deposits and overnight deposits decreased to $26,000 for the six months ended December 31, 2000, as compared to $35,000 for the same period in 1999.

Interest paid on deposits increased $291,000 for the six months ended December 31, 2000, compared to the six months ended December 31, 1999. The increase in interest expense was due to an increase in the cost funds combined with an increase in the average balance of deposits.

Interest on Federal Home Loan Bank advances totaled $639,000 for the six months ended December 31, 2000, compared to $372,000 for the six months ended December 31, 1999. The increase was the result of a higher average balance combined with a higher cost of funds. The additional borrowings were used to provide funding for loan demand and to better leverage the Corporation's capital.

The Corporation maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent on a variety of factors, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio.


--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------



The provision for loan losses for the six months ended December 31, 2000 totaled $14,000 compared to $8,000 for the six months ended December 31, 1999. The Corporation experienced net charge-offs of $6,000 during the six months ended December 31, 2000 and no charge-offs during the six months ended December 31, 1999. The Corporation's low charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for the purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. Despite this history, the Corporation cannot give any assurances as to the level of future charge-offs. The allowance for loan losses totaled $245,000 or .54% of gross loans at December 31, 2000, compared with $237,000, or .58% of gross loans at June 30, 2000.

Noninterest income includes service charges and other fees, net gains on sales of securities available for sale and other income. For the six months ended December 31, 2000, noninterest income totaled $55,000 compared to $15,000 for the six months ended December 31, 1999. During the 2000 period, the Corporation experienced an increase in service charges and other fees as well as increased net gains on sales of securities available for sale.

Noninterest expense totaled $771,000 for the six months ended December 31, 2000 compared to $708,000 for same period in 1999. The increase in noninterest expense was primarily the result of a $64,000 increase in professional and consulting expense and a $38,000 increase in occupancy expense. The increase in professional and consulting expense was due to the increased reporting obligations associated with being a public company. Additionally, the increase in occupancy expense was due to the opening of the new branch office.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $39,000 for the six months ended December 31, 2000 compared to $98,000 for the six months ended December 31, 2000.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
     AND DECEMBER 31, 1999

Net income was $39,000 for the three months ended December 31, 2000, compared to $10,000 for the three months ended December 31, 1999. The increase in net income for the three months ended December 31, 2000 was primarily the result of an increase in noninterest income and a decrease in noninterest expense partially offset by a decrease in net interest income.

Net interest income totaled $431,000 for the three months ended December 31, 2000, as compared to $476,000 for the three months ended December 31, 1999, representing a decrease of $45,000, or 9.5%. The change in net interest income is attributable to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities offset by a decrease in the interest rate spread.

Interest and fees on loans increased approximately $135,000, or 17.8%, from $760,000 for the three months ended December 31, 1999 to $895,000 for the three months ended December 31, 2000. The increase in interest income was due to higher average loans.


--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------



Interest earned on securities totaled $371,000 for the three months ended December 31, 2000, as compared to $301,000 for the three months ended December 31, 1999. The increase was a result of higher average balances of securities.

Interest on interest-bearing deposits and overnight deposits for the three months ended December 31, 2000 totaled $11,000, compared to $11,000 in the same quarter in 1999.

Interest paid on deposits increased $146,000 for the three months ended December 31, 2000, compared to the three months ended December 31, 1999. The increase in interest expense was due to an increase in the cost of funds combined with an increase in the average balances of deposits.

Interest on Federal Home Loan Bank advances totaled $324,000 for the three months ended December 31, 2000, compared to $220,000 for the three months ended December 31, 1999. The increase was the result of a higher average balance combined with a higher cost of funds. The additional borrowings were used to provide funding for loan demand and to better leverage the Corporation's capital.

The provision for loan losses for the three months ended December 31, 2000 totaled $6,000 compared to $3,000 for the three months ended December 31, 1999. The Corporation did not experience any net charge-offs during the three months ended December 31, 2000 or 1999.

For the three months ended December 31, 2000, noninterest income totaled $25,000, compared to $7,000 for the three months ended December 31,1999. During the 2000 period, the Corporation experienced an increase in service charges, other fees, and in net gains on sales of securities available for sale.

Noninterest expense totaled $400,000 for the three months ended December 31, 2000 compared to $432,000 for same period in 1999. The decrease in noninterest expense was primarily the result of a $60,000 decrease in salaries and employee benefits expense partially offset by an increase of $36,000 in professional and consulting expenses and $21,000 in occupancy expense. The decrease in salaries and employee benefits expense was the result of losses incurred in 1999 as a result of the Corporation terminating its pension plan.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $11,000 for the three months ended December 31, 2000 compared to $38,000 for the three months ended December 31, 1999.




--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the six months ended December 31, 2000 and 1999.

                                                                  Six Months Ended
                                                                    December 31,
                                                                    ------------
                                                              2000                 1999
                                                              ----                 ----

Net income                                                  $    111             $    127
Adjustments to reconcile net income to
  net cash from operating activities                             (28)              (2,908)
                                                            --------             --------
Net cash from operating activities                                83               (2,781)
Net cash from investing activities                            (2,347)             (13,947)
Net cash from financing activities                             3,791               15,570
                                                            --------             --------
Net change in cash and cash equivalents                        1,527               (1,158)
Cash and cash equivalents at beginning of period               1,087                2,498
                                                            --------             --------
Cash and cash equivalents at end of period                  $  2,614             $  1,340
                                                            ========             ========


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

Total shareholders' equity decreased $689,000 between June 30, 2000 and December 31, 2000, primarily due to the $2.00 per share capital distribution, which reduced shareholders' equity by $846,000, partially offset by earnings retained and other comprehensive income. There were 21,165 shares of treasury stock purchased by the Corporation during the three and six months ended December 31, 2000. The number of shares to be purchased in the future and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.


--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------



The Corporation is not subject to any separate regulatory capital requirements. The Bank, however, is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At December 31, 2000, and June 30, 2000, the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios at December 31, 2000 and June 30, 2000, the Bank is considered well capitalized under the Federal Deposit Insurance Corporation Act.

At December 31, 2000, and June 30, 2000 the Bank's actual capital levels and minimum required levels were:

                                                                                                                   Minimum
                                                                                                               Required To Be
                                                                           Minimum Required                   Well Capitalized
                                                                              For Capital                 Under Prompt Corrective
                                               Actual                      Adequacy Purposes                 Action Regulations
                                     Amount              Ratio          Amount             Ratio          Amount             Ratio
                                     ------              -----          ------             -----          ------             -----

December 31, 2000
-----------------
Total capital (to risk-
  weighted assets)                   $7,654              20.4%          $3,001              8.0%          $3,752              10.0%
Tier 1 (core) capital (to
  risk-weighted assets)               7,406              19.7            1,501              4.0            2,251               6.0
Tier 1 (core) capital (to
  adjusted total assets)              7,406              10.7            2,070              3.0            3,451               5.0
Tangible capital (to
  adjusted total assets)              7,406              10.7            1,035              1.5              N/A

June 30, 2000
-------------
Total capital (to risk-
  weighted assets)                   $7,479              22.0%          $2,719              8.0%          $3,398              10.0%
Tier 1 (core) capital (to
  risk-weighted assets)               7,242              21.3            1,359              4.0            2,039               6.0
Tier 1 (core) capital (to
  adjusted total                      7,242              11.4            2,545              3.0            3,181               5.0
Tangible capital (to
  adjusted total assets)              7,242              11.4              954              1.5              N/A



--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


In May 2000, the Indian Village Bancorp, Inc. 2000 Stock Based Incentive Plan was approved by shareholders at the Corporation's Annual Meeting. Subject to certain adjustments to prevent dilution of awards to participants, the number of shares of common stock reserved for awards under the plan is 62,381 shares, consisting of 44,558 shares reserved for options and 17,823 shares reserved for restricted stock awards. Authorized but unissued shares or shares previously issued and reacquired by the Corporation may be used to satisfy awards under the plan. If authorized but unissued shares are used to satisfy restricted stock awards and the exercise of options granted under the plan, the number of outstanding shares will increase and will have a dilutive effect on the holdings of existing stockholders. The plan was effective on July 2, 2000. As of December 31, 2000, no awards had been granted under the plan.



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

                ---------------

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

           (b) No current reports on Form 8-K were filed by the Corporation during the quarter ended December 31, 2000.


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




Date:  February 12, 2001                  /s/ Marty R. Lindon
       -------------------------          -------------------
                                          Marty R. Lindon
                                          President and Chief Executive Officer





Date:  February 12, 2001                  /s/ Lori S. Frantz
       -------------------------          ------------------
                                          Lori S. Frantz
                                          Vice President, Treasurer and
                                            Chief Financial Officer







--------------------------------------------------------------------------------