Form 10QSB
period 2001-03-31
INDIAN VILLAGE BANCORP INC
filed 2001-05-15
CIK 1081338

                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 2001

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

As of May 8, 2001, the latest practical date, 402,139 of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes     [ ]          No    [X]

                          INDIAN VILLAGE BANCORP, INC.

                                      INDEX


                                                                                                           Page
                                                                                                           ----
PART I -FINANCIAL INFORMATION

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


                          INDIAN VILLAGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                    March 31,           June 30,
                                                                                      2001                2000
                                                                                      ----                ----
ASSETS
Cash and due from banks                                                         $         1,123    $            980
Interest-bearing deposits in other banks                                                    678                 107
                                                                                ---------------    ----------------
     Total cash and cash equivalents                                                      1,801               1,087
Time deposits                                                                                --                 200
Securities available for sale at fair value                                              20,548              20,061
Loans, net of allowance for loan losses                                                  46,659              40,799
Premises and equipment, net                                                               1,529               1,564
Real estate owned                                                                           126                 118
Federal Home Loan Bank stock                                                              1,186               1,099
Bank-owned life insurance                                                                 2,009                  --
Accrued interest receivable                                                                 445                 517
Other assets                                                                                108                 199
                                                                                ---------------    ----------------

         Total assets                                                           $        74,411    $         65,644
                                                                                ===============    ================

LIABILITIES
Deposits                                                                        $        43,046    $         36,586
Federal Home Loan Bank advances                                                          22,900              20,250
Accrued interest payable                                                                    135                 136
Other liabilities                                                                           192                  15
                                                                                ---------------    ----------------
     Total liabilities                                                                   66,273              56,987

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized,
   none outstanding                                                                          --                  --
Common stock, $.01 par value, 5,000,000 shares authorized
   445,583 shares issued                                                                      4                   4
Additional paid-in capital                                                                3,245               4,022
Retained earnings - substantially restricted                                              5,644               5,498
Unearned employee stock ownership plan shares                                              (379)               (333)
Treasury stock, at cost, 43,444 shares at March 31, 2001 and
  22,279 shares at June 30, 2000                                                           (514)               (273)
Accumulated other comprehensive income                                                      138                (261)
                                                                                ---------------    ----------------
     Total shareholders' equity                                                           8,138               8,657
                                                                                ---------------    ----------------

         Total liabilities and shareholders' equity                             $        74,411    $         65,644
                                                                                ===============    ================

                 See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                            Three Months Ended             Nine Months Ended
                                                                 March 31,                     March 31,
                                                                 ---------                     ---------
                                                          2001           2000           2001            2000
                                                          ----           ----           ----            ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                           $        952    $        774   $      2,698   $      2,256
     Securities                                               330             341          1,081            835
     Interest-bearing deposits and
       Federal funds sold                                      21               8             47             43
                                                     ------------    ------------   ------------   ------------
         Total interest income                              1,303           1,123          3,826          3,134

INTEREST EXPENSE
     Deposits                                                 550             400          1,554          1,113
     Federal Home Loan Bank advances                          309             265            948            637
                                                     ------------    ------------   ------------   ------------
         Total interest expense                               859             665          2,502          1,750
                                                     ------------    ------------   ------------   ------------

NET INTEREST INCOME                                           444             458          1,324          1,384
Provision for loan losses                                       6               1             20              9
                                                     ------------    ------------   ------------   ------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                             438             457          1,304          1,375

NONINTEREST INCOME
     Service charges and other fees                            24               9             62             23
     Gain on sale of securities
       available for sale, net                                 81              --            107              4
     Other income                                               8               3             (1)            --
                                                     ------------    ------------   ------------   ------------
         Total noninterest income                             113              12            168             27

NONINTEREST EXPENSE
     Salaries and employee benefits                           185             159            541            532
     Occupancy and equipment                                   50              45            138             95
     Professional and consulting fees                          20              37             97             56
     Franchise taxes                                           22              23             48             58
     Data processing                                           20              22             62             58
     Director and committee fees                               11              16             50             54
     Other expense                                             68              67            211            224
                                                     ------------    ------------   ------------   ------------
         Total noninterest expense                            376             369          1,147          1,077
                                                     ------------    ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                                    175             100            325            325
Income tax expense                                             60              37             99            135
                                                     ------------    ------------   ------------   ------------

NET INCOME                                           $        115    $         63   $        226   $        190
                                                     ============    ============   ============   ============

EARNINGS PER COMMON SHARE                            $       0.31    $       0.15   $       0.60   $       0.46
                                                     ============    ============   ============   ============


                 See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Dollars in thousands)


                                                            Three Months Ended            Nine Months Ended
                                                                 March 31,                    March 31,
                                                                 ---------                    ---------
                                                          2001           2000           2001            2000
                                                          ----           ----           ----            ----

NET INCOME                                           $        115    $         63   $        226   $        190
Other comprehensive income, net of tax
     Unrealized gains (losses) on securities
       available for sale arising during period               126              (4)           470           (212)
     Reclassification adjustment for
       accumulated (gains) losses included in
       net income                                             (54)             --            (71)            (3)
                                                     ------------    ------------   ------------   ------------
         Net unrealized gains (losses)
           on securities                                       72              (4)           399           (215)
     Additional minimum pension
       liability adjustment                                    --              --             --              1
                                                     ------------    ------------   ------------   ------------
         Other comprehensive income                            72              (4)           399           (214)

COMPREHENSIVE INCOME                                 $        187    $         59   $        625   $        (24)
                                                     ============    ============   ============   ============


                 See accompanying notes to financial statements.


                                                                    INDIAN VILLAGE BANCORP, INC.
                                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                                            (Unaudited)
                                                                      (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------



                                                                                                                Additional
                                                           Additional                          Unearned           Minimum
                                            Common           Paid-In          Retained           ESOP             Pension
                                             Stock           Capital          Earnings          Shares           Liability
                                             -----           -------          --------          ------           ---------
Balance at July 1, 1999                $           --   $            --   $        5,266    $           --   $          (53)

Net income for the period                          --                --              190                --               --

Additional minimum pension                         --                --               --                --                1
  liability adjustment

Sale of 445,483 shares of par
  common stock, net of
  conversion costs                                  4             4,020               --                --               --

Purchase of 35,637 shares
  under ESOP plan                                  --                --               --              (356)              --

Release of 1,782 ESOP shares                       --                 2               --                18               --

Change in fair value of securities
  available for sale                               --                --               --                --               --
                                       --------------   ---------------   --------------    --------------   --------------
Balance at March 31, 2000              $            4   $         4,022   $        5,456    $         (338)  $          (52)
                                       ==============   ===============   ==============    ==============   ==============




                                        Unrealized
                                          Gain on
                                        Securities
                                         Available
                                         for Sale            Total
                                         --------            -----
Balance at July 1, 1999                  $       (62)        $   5,151

Net income for the period                         --               190

Additional minimum pension                        --                 1
  liability adjustment

Sale of 445,483 shares of par
  common stock, net of
  conversion costs                                --             4,024

Purchase of 35,637 shares
  under ESOP plan                                 --              (356)

Release of 1,782 ESOP shares                      --                20

Change in fair value of securities
  available for sale                            (215)             (215)
                                      --------------   ---------------
Balance at March 31, 2000             $         (277)        $   8,815
                                      ==============   ===============


                 See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)




                                                           Additional                          Unearned
                                            Common           Paid-In          Retained           ESOP             Treasury
                                             Stock           Capital          Earnings          Shares             Stock
                                             -----           -------          --------          ------             -----
        Balance at July 1, 2000        $            4   $         4,022   $        5,498    $         (333)  $         (273)

        Net income for the period                  --                --              226                --               --

        Cash dividend - $.21 per share             --                --              (80)               --               --

        Return of capital - $2.00 per share        --              (780)              --               (66)              --

        Purchase of 21,165 shares of               --                --               --                --             (241)
          treasury stock

        Release of 2,000 ESOP shares               --                 3               --                20               --

        Change in fair value of securities
          available for sale                       --                --               --                --               --
                                       --------------   ---------------   --------------    --------------   --------------

        Balance at March 31, 2001      $            4   $         3,245   $        5,644    $         (379)  $         (514)
                                       ==============   ===============   ==============    ==============   ==============





                                                  Unrealized
                                                    Gain on
                                                  Securities
                                                   Available
                                                   for Sale            Total
                                                   --------            -----
        Balance at July 1, 2000                    $      (261)        $   8,657

        Net income for the period                           --               226

        Cash dividend - $.21 per share                      --               (80)

        Return of capital - $2.00 per share                 --              (846)

        Purchase of 21,165 shares of                        --              (241)
          treasury stock

        Release of 2,000 ESOP shares                        --                23

        Change in fair value of securities
          available for sale                               399               399
                                                --------------   ---------------

        Balance at March 31, 2001                  $       138         $   8,138
                                                 =============   ===============


                 See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                          Nine Months Ended
                                                                                              March 31,
                                                                                              ---------
                                                                                        2001            2000
                                                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                     $        226   $        190
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                                         85             47
         Premium amortization, net of accretion                                             (123)           (41)
         Provision for loan losses                                                            20              9
         Federal Home Loan Bank stock dividends                                              (62)           (43)
         Gain/Loss on sale of securities available for sale                                 (107)            (4)
         Compensation expense on ESOP shares                                                  23             20
         Net change in accrued interest receivable and other assets                          163            (39)
         Net change in accrued expenses and other liabilities                                (30)        (2,759)
                                                                                    ------------   ------------
              Net cash from operating activities                                             195         (2,620)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in time deposits                                                             200            200
     Purchases of securities available for sale                                          (16,979)       (16,153)
     Proceeds from sales of securities available for sale                                 15,567            797
     Proceeds from maturities of securities available for sale                             1,760          1,108
     Net change in loans                                                                  (5,888)        (3,484)
     Purchases of bank-owned life insurance                                               (2,009)            --
     Premises and equipment expenditures, net                                                (50)          (913)
     Purchases of Federal Home Loan Bank stock                                               (25)          (615)
                                                                                    ------------   ------------
         Net cash from investing activities                                               (7,424)       (19,060)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                                6,460          2,964
     Net change in short-term Federal Home Loan Bank advances                               (550)          (250)
     Repayment of long-term FHLB advances                                                     --         (2,000)
     Proceeds from long-term Federal Home Loan Bank advances                               3,200         16,000
     Proceeds from issuance of common stock, net of conversion costs                          --          4,024
     Cash dividends paid                                                                     (80)            --
     Return of capital distribution                                                         (846)            --
     Purchases of treasury stock                                                            (241)            --
     Cash provided to ESOP                                                                    --           (356)
                                                                                    ------------   ------------
         Net cash from financing activities                                                7,943         20,382
                                                                                    ------------   ------------

Net change in cash and cash equivalents                                                      714         (1,298)
Cash and cash equivalents at beginning of period                                           1,087          2,498
                                                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $      1,801   $      1,200
                                                                                    ============   ============
Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                                   $      2,503   $      1,673
         Income taxes                                                                         12            169



                 See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Indian Village Bancorp, Inc. ("Corporation") at March 31, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements and notes thereto of the Corporation for the transition period ended June 30, 2000. On May 18, 2000, the Corporation changed its fiscal year end from December 31 to June 30, effective June 30, 2000. Therefore, the Corporation filed a transition report on Form 10-KSB covering the transition period from January 1, 2000 through June 30, 2000. The accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's June 30, 2000, financial statements, have been consistently followed in preparing this Form 10-QSB. The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the full year.

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




                                   (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding during the three and nine months ended March 31, 2001 used for this calculation were 364,743 and 379,385, respectively. Employee Stock Ownership Plan ("ESOP") shares are considered outstanding for this calculation unless unallocated. The Corporation currently has no potentially dilutive common shares.

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



                                   (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)


NOTE 3 - SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available for sale are summarized as follows:


                                                                         Gross          Gross           Estimated
                                                        Amortized     Unrealized     Unrealized           Fair
                                                          Cost           Gains         Losses             Value
                                                          ----           -----         ------             -----
     March 31, 2001
     --------------
     U.S. Government agencies                       $          500     $       11    $        --    $           511
     Obligations of states and
       political subdivisions                                4,937             79             (1)             5,015
     Corporate debt securities                                 500             --             (1)               499
     Mortgage-backed securities                             13,502            208            (93)            13,617
     Equity securities                                         899              7             --                906
                                                    --------------     ----------    -----------    ---------------

                                                    $       20,338     $      305    $       (95)   $        20,548
                                                    ==============     ==========    ===========    ===============

     June 30, 2000
     -------------
     U.S. Government agencies                       $        7,934     $       --    $      (233)   $         7,700
     Obligations of states and
       political subdivisions                                1,986             40             --              2,026
     Corporate debt securities                                 149             --             --                149
     Mortgage-backed securities                              9,888             25           (230)             9,684
     Equity securities                                         500              2             --                502
                                                    --------------     ----------    -----------    ---------------

                                                    $       20,457     $       67    $      (463)   $        20,061
                                                    ==============     ==========    ===========    ===============

The amortized cost and estimated fair values of debt securities available for sale at March 31, 2001, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.


                                                                                             Estimated
                                                                          Amortized            Fair
                                                                            Cost               Value
                                                                       --------------    ---------------
           Due after one year through five years                       $          352    $           364
           Due after five years through ten years                                 250                252
           Due after ten years                                                  5,335              5,409
           Mortgage-backed securities                                          13,502             13,617
                                                                       --------------    ---------------

                                                                       $       19,439    $        19,642
                                                                       ==============    ===============

Proceeds from sales of securities available for sale during the nine months ended March 31, 2001 were $15,567,000. Gross gains of $116,000 and gross losses of $9,000 were realized on those sales. Proceeds from sales of securities available for sale during the nine months ended March 31, 2000 were $797,000. Gross gains of $8,000 and gross losses of $4,000 were realized on those sales.



                                   (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)


NOTE 4 - LOANS

Loans are summarized as follows:
                                                                         March 31,           June 30,
                                                                           2001                2000
                                                                           ----                ----
           Real estate loans:
                One- to four-family residential                      $        32,684    $         29,618
                Multi-family residential                                       2,355               2,307
                Nonresidential                                                 2,453               2,102
                Construction                                                   1,322               1,632
                Land                                                             328                 254
                                                                     ---------------    ----------------
                                                                              39,142              35,913
           Consumer loans:
                Home equity loans and lines of credit                          2,171               1,703
                Home improvement                                                 851                 738
                Automobile                                                     1,354                 961
                Loans on deposit accounts                                        407                 251
                Unsecured                                                        243                  85
                Other                                                          1,560               1,408
                                                                     ---------------    ----------------
                                                                               6,586               5,146

           Commercial business loans                                           1,297                  94
                                                                     ---------------    ----------------
                                                                              47,025              41,153
           Less:
                Net deferred loan fees and costs                                 (67)                (68)
                Loans in process                                                 (58)                (49)
                Allowance for loan losses                                       (241)               (237)
                                                                     ---------------    ----------------

                                                                     $        46,659    $         40,799
                                                                     ===============    ================

Activity in the allowance for loan losses is summarized as follows:


                                                     Three Months Ended              Nine Months Ended
                                                          March 31,                      March 31,
                                                          ---------                      ---------
                                                   2001             2000           2001          2000
                                                   ----             ----           ----          ----
        Balance at beginning of period          $        245   $        232   $        237    $        224
        Provision for losses                               6              1             20               9
        Charge-offs                                      (10)            --            (16)             --
        Recoveries                                        --             --             --              --
                                                ------------   ------------   ------------    ------------

        Balance at end of period                $        241   $        233   $        241    $        233
                                                ============   ============   ============    ============

As of and for the three and nine months ended March 31, 2001 and 2000, no loans were considered impaired within the scope of SFAS No. 114.


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

As of March 31, 2001, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $1,088,000 and $664,000. As of June 30, 2000, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $808,000 and $1,506,000. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.

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

In September 2000, the Corporation declared and paid a $2.00 per share capital distribution. The ESOP received $67,000 from the capital distribution on 33,261 unallocated shares. The ESOP purchased an additional 5,783 shares with the proceeds from the capital distribution. The additional shares purchased are held in suspense and allocated to participants in a manner similar to the original ESOP shares.


                                   (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)



NOTE 6 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

ESOP compensation expense was $8,000 and $23,000 for the three and nine months ended March 31, 2001. ESOP shares as of March 31, 2001 and June 30, 2000 were as follows:


                                                                        March 31,           June 30,
                                                                          2001                2000
                                                                          ----                ----

         Shares released for allocation                                        4,376               2,376
         Unreleased shares                                                    37,044              33,261
                                                                     ---------------    ----------------

         Total ESOP shares                                                    41,420              35,637
                                                                     ===============    ================

         Fair value of unreleased shares                             $           407    $            392
                                                                     ===============    ================

The ESOP provides for the repurchase of any stock distributed to a participant at its fair market value. The fair market value of the allocated shares subject to repurchase was approximately $48,000 and $28,000 at March 31, 2001 and June 30, 2000.

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)


INTRODUCTION

In the following pages, management presents an analysis of the financial condition of Indian Village Bancorp, Inc. as of March 31, 2001 compared to June 30, 2000, and results of operations for the three and nine months ended March 31, 2001 compared with the same periods in 2000. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

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

FINANCIAL CONDITION

Total assets at March 31, 2001 were $74.4 million compared to $65.6 million at June 30, 2000, an increase of $8.8 million, or 13.4%. The increase in total assets was primarily due to an increase in net loans of $5.9 million and the $2.0 addition of bank-owned life insurance. The increase in loans consisted primarily of an increase in one- to four-family residential real estate loans of $3.1 million, as well as increases in consumer loans and commercial business loans of $1.4 million and $1.2 million, respectively. These increases are reflective of a stable local economy and the Bank's aggressive promotion of commercial business and consumer loans.

The $1.4 million, or 28.0%, increase in the consumer loan portfolio between June 30, 2000 and March 31, 2001 consisted primarily of increases in home equity loans and lines of credit of $468,000 and automobile loans of $393,000. Consumer loans represented 14.0% and 12.5% of gross loans at March 31, 2001 and June 30, 2000, respectively.

                          INDIAN VILLAGE BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (Table dollar amounts in thousands)

Total deposits were $43.0 million on March 31, 2001 compared to $36.6 million at June 30, 2000, an increase of $6.5 million, or 17.7%. The Corporation experienced an increase in money market accounts of $2.3 million and increase in certificates of deposit of $4.4 million. These increases were partially offset by a decrease in noninterest-bearing demand deposits of $1.2 million. Management attributes the increase in deposits to the opening of the new branch office in New Philadelphia, Ohio in November 1999 along with the related promotion of deposit products in order to help establish the office. The certificate deposit portfolio as a percent of total deposits decreased from 73.2% at June 30, 2000 to 72.2% at March 31,2001. Almost all certificates of deposit held by the Corporation mature in less than three years with the majority maturing in the next year.

As a secondary source of liquidity, the Corporation obtains borrowings from the Federal Home Loan Bank of Cincinnati, from which it held advances totaling $22.9 million at March 31, 2001 and $20.3 million at June 30, 2000. Due to continued loan demand and in order to better leverage the Corporation's capital, the Corporation used these funds to originate mortgage loans and purchase securities available for sale as well as provide for short-term liquidity needs. FHLB advances at March 31, 2001 consisted of $1.7 million in short-term advances and $21.2 million in long-term callable fixed-rate advances. The long-term callable advances have specified call dates ranging from one to five years at which time the advances may be called at the option of the Federal Home Loan Bank. Additional advances may be obtained from the Federal Home Loan Bank to fund future loan growth and liquidity as needed.

Total shareholders' equity decreased from $8.7 million at June 30, 2000 to $8.1 million at March 31, 2001. The decrease resulted from the $2.00 per share capital distribution, which reduced shareholders' equity by $846,000. The decrease in shareholder' equity is part of management's capital planning strategy to utilize or distribute excess capital.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND
     MARCH 31, 2000

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

                          INDIAN VILLAGE BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)


Net income was $226,000 for the nine months ended March 31, 2001, compared to $190,000 for the nine months ended March 31, 2000. Earnings per common share was $0.60 for the nine months ended March 31, 2001 compared to $0.46 for the nine months ended March 31, 2000.

Net interest income totaled $1,324,000 for the nine months ended March 31, 2001, as compared to $1,384,000 for the nine months ended March 31, 2000, representing an decrease of $60,000, or 4.3%. The change in net interest income is attributable to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities offset by a decrease in interest rate spread.

Interest and fees on loans increased approximately $442,000, or 19.6%, from $2,256,000 for the nine months ended March 31, 2000 to $2,698,000 for the nine months ended March 31, 2001. The increase in interest income was due to an increase in the average balance of loans, partially offset by a decrease in the yield earned.

Interest earned on securities totaled $1,081,000 for the nine months ended March 31, 2001, as compared to $835,000 for the nine months ended March 31, 2000. The increase was a result of higher average balances on securities.

Interest on interest-bearing deposits and overnight deposits increased to $47,000 for the nine months ended March 31, 2001, as compared to $43,000 for the same period in 2000.

Interest paid on deposits increased $441,000 for the nine months ended March 31, 2001, compared to the nine months ended March 31, 2000. The increase in interest expense was due to an increase in the cost funds combined with an increase in the average balance of deposits.

Interest on Federal Home Loan Bank advances totaled $948,000 for the nine months ended March 31, 2001, compared to $637,000 for the nine months ended March 31, 2000. The increase was the result of a higher average balance combined with a higher cost of funds. The additional borrowings were used to provide funding for loan demand and to better leverage the Corporation's capital.

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

                          INDIAN VILLAGE BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)


The provision for loan losses for the nine months ended March 31, 2001 totaled $20,000 compared to $9,000 for the nine months ended March 31, 2000. The Corporation experienced net charge-offs of $16,000 during the nine months ended March 31, 2001 and no charge-offs during the nine months ended March 31, 2000. The Corporation's low charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for the purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. Despite this history, the Corporation cannot give any assurances as to the level of future charge-offs. The allowance for loan losses totaled $241,000 or .51% of gross loans at March 31, 2001, compared with $237,000, or .58% of gross loans at June 30, 2000.

Noninterest income includes service charges and other fees, net gains on sales of securities available for sale and other income. For the nine months ended March 31, 2001, noninterest income totaled $168,000 compared to $27,000 for the nine months ended March 31, 2000. During the 2001 period, the Corporation experienced an increase in service charges and other fees of $39,000, as well as an increase in net gains on sales of securities available for sale of $103,000. Management does not anticipate such gains on sales of securities available for sale to be a constant source of income in future periods.

Noninterest expense totaled $1,147,000 for the nine months ended March 31, 2001 compared to $1,077,000 for same period in 2000. The increase in noninterest expense was primarily the result of a $43,000 increase in occupancy expense and a $41,000 increase in professional and consulting expense. The increase in professional and consulting expense was due to the increased reporting obligations associated with being a public company. Additionally, the increase in occupancy expense was due to the opening of the new branch office.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $99,000 for the nine months ended March 31, 2001 compared to $135,000 for the nine months ended March 31, 2000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001
     AND MARCH 31, 2000

Net income was $115,000 for the three months ended March 31, 2001, compared to $63,000 for the three months ended March 31, 2000. The increase in net income for the three months ended March 31, 2001 was primarily the result of an increase in noninterest income partially offset by a decrease in net interest income and increase in noninterest expense.

Net interest income totaled $444,000 for the three months ended March 31, 2001, as compared to $458,000 for the three months ended March 31, 2000, representing a decrease of $14,000, or 3.1%. The change in net interest income is attributable to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities offset by a decrease in the interest rate spread.

Interest and fees on loans increased approximately $178,000, or 23.0%, from $774,000 for the three months ended March 31, 2000 to $952,000 for the three months ended March 31, 2001. The increase in interest income was due to higher average loans.

                          INDIAN VILLAGE BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)


Interest earned on securities totaled $330,000 for the three months ended March 31, 2001, as compared to $341,000 for the three months ended March 31, 2000. The decrease was a result of lower average yield on securities.

Interest on interest-bearing deposits and overnight deposits for the three months ended March 31, 2001 totaled $21,000, compared to $8,000 in the same quarter in 2000.

Interest paid on deposits increased $150,000 for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. The increase in interest expense was due to an increase in the cost of funds combined with an increase in the average balances of deposits.

Interest on Federal Home Loan Bank advances totaled $309,000 for the three months ended March 31, 2001, compared to $265,000 for the three months ended March 31, 2000. The increase was the result of a higher average balance combined with a higher cost of funds. The additional borrowings were used to provide funding for loan demand.

The provision for loan losses for the three months ended March 31, 2001 totaled $6,000 compared to $1,000 for the three months ended March 31, 2000. The Corporation experienced net charge-offs of $10,000 during the three months ended March 31, 2001. The Corporations did not experience any net charge-offs during the three months ended March 31, 2000.

For the three months ended March 31, 2001, noninterest income totaled $113,000, compared to $12,000 for the three months ended March 31, 2000. During the 2001 period, the Corporation experienced an increase in service charges and other fees of $15,000 and in net gains on sales of securities available for sale of $81,000.

Noninterest expense totaled $376,000 for the three months ended March 31, 2001 compared to $369,000 for same period in 2000. The increase in noninterest expense was primarily the result of a $26,000 increase in salaries and employee benefits expense partially offset by a decrease of $17,000 in professional and consulting expenses. The increase in salaries and employees benefits can be attributed to additional staffing which is directly offset by the decrease in professional and consulting expenses.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $60,000 for the three months ended March 31, 2001 compared to $37,000 for the three months ended March 31, 2000.

                          INDIAN VILLAGE BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)



LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the nine months ended March 31, 2001 and 2000.


                                                                                             Nine Months Ended
                                                                                                 March 31,
                                                                                                 ---------
                                                                                           2001            2000
                                                                                           ----            ----
Net income                                                                           $        226      $        190
Adjustments to reconcile net income to
  net cash from operating activities                                                          (31)           (2,810)
                                                                                     -------------     ------------
Net cash from operating activities                                                            195            (2,620)
Net cash from investing activities                                                         (7,424)          (19,060)
Net cash from financing activities                                                          7,943            20,382
                                                                                     ------------      ------------
Net change in cash and cash equivalents                                                       714            (1,298)
Cash and cash equivalents at beginning of period                                            1,087             2,498
                                                                                     ------------      ------------
Cash and cash equivalents at end of period                                           $      1,801      $      1,200
                                                                                     ============      ============

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

Total shareholders' equity decreased $519,000 between June 30, 2000 and March 31, 2001, primarily due to the $2.00 per share capital distribution, which reduced shareholders' equity by $846,000, partially offset by earnings retained and other comprehensive income. There were 21,165 shares of treasury stock purchased by the Corporation during the nine months ended March 31, 2001. The number of shares to be purchased in the future and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.

                          INDIAN VILLAGE BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)


The Corporation is not subject to any separate regulatory capital requirements. The Bank, however, is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At March 31, 2001, and June 30, 2000, the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios at March 31, 2001 and June 30, 2000, the Bank is considered well capitalized under the Federal Deposit Insurance Corporation Act.

At March 31, 2001, and June 30, 2000 the Bank's actual capital levels and minimum required levels were:


                                                                                                 Minimum
                                                                                             Required To Be
                                                               Minimum Required             Well Capitalized
                                                                  For Capital            Under Prompt Corrective
                                        Actual                 Adequacy Purposes           Action Regulations
                                  Amount         Ratio      Amount         Ratio         Amount          Ratio
                                  ------         -----      ------         -----         ------          -----
March 31, 2001
--------------
Total capital (to risk-
  weighted assets)             $   7,918         18.3%    $  3,469          8.0%     $    4,336          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)            7,674         17.7        1,734          4.0           2,602           6.0
Tier 1 (core) capital (to
  adjusted total assets)           7,674         10.5        2,193          3.0           3,655           5.0
Tangible capital (to
  adjusted total assets)           7,674         10.5        1,096          1.5             N/A

June 30, 2000
-------------
Total capital (to risk-
  weighted assets)             $   7,479         22.0%    $  2,719          8.0%     $    3,398          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)            7,242         21.3        1,359          4.0           2,039           6.0
Tier 1 (core) capital (to
  adjusted total                   7,242         11.4        2,545          3.0           3,181           5.0
Tangible capital (to
  adjusted total assets)           7,242         11.4          954          1.5             N/A

                          INDIAN VILLAGE BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)


In May 2000, the Indian Village Bancorp, Inc. 2000 Stock Based Incentive Plan was approved by shareholders at the Corporation's Annual Meeting. Subject to certain adjustments to prevent dilution of awards to participants, the number of shares of common stock reserved for awards under the plan is 62,381 shares, consisting of 44,558 shares reserved for options and 17,823 shares reserved for restricted stock awards. Authorized but unissued shares or shares previously issued and reacquired by the Corporation may be used to satisfy awards under the plan. If authorized but unissued shares are used to satisfy restricted stock awards and the exercise of options granted under the plan, the number of outstanding shares will increase and will have a dilutive effect on the holdings of existing stockholders. The plan was effective on July 2, 2000. As of March 31, 2001, no awards had been granted under the plan.

                          INDIAN VILLAGE BANCORP, INC.
                           PART II - OTHER INFORMATION


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

                          INDIAN VILLAGE BANCORP, INC.
                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 2001                       /s/ Marty R. Lindon
       -------------------------          --------------------------
                                          Marty R. Lindon
                                          President and Chief Executive Officer

Date:  May 14, 2001                       /s/ Lori S. Frantz
       -------------------------          ------------------
                                          Lori S. Frantz
                                          Vice President, Treasurer and
                                          Chief Financial Officer