Form 10KSB40
period 2001-06-30
INDIAN VILLAGE BANCORP INC
filed 2001-09-28
CIK 1081338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

            For the Fiscal Year Ended June 30, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A

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
Yes   X      No
    -----       -----

            Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

            The issuer's gross revenues for the year ended June 30, 2001 were $5,362,000.

            The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $3.5 million, based upon the closing price ($12.00 per share) as quoted on the OTC Bulletin Board for September 4, 2001. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

            The number of shares outstanding of the registrant's Common Stock as of September 4, 2001 was 402,139

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2001 annual report to stockholders and the proxy statement for the 2001 annual meeting of stockholders are incorporated by reference into Parts II and III, respectively.

                                      INDEX

                                     Part I

                                                                                            Page
Item 1.     Description of Business...........................................................3
Item 2.     Description of Property..........................................................26
Item 3.     Legal Proceedings................................................................26
Item 4.     Submission of Matters to a Vote of Securities Holders............................26

                                  Part II

Item 5.     Market for Common Equity and Related Stockholder Matters.........................27
Item 6.     Management's Discussion and Analysis or Plan of Operation........................27
Item 7.     Financial Statements.............................................................27
Item 8.     Changes In and Disagreements with Accountants on Accounting and
                     Financial Disclosure ...................................................27

                                 Part III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act.......................27
Item 10.    Executive Compensation...........................................................27
Item 11.    Security Ownership of Certain Beneficial Owners and Management...................27
Item 12.    Certain Relationships and Related Transactions...................................27
Item 13.    Exhibits and Reports on Form 8-K.................................................28

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

LENDING ACTIVITIES

               GENERAL. At June 30, 2001, Indian Village's net loans totaled $48.3 million, or 65.1% of total assets. Indian Village has concentrated its lending activities on fixed-rate one- to four-family mortgage loans. To a lesser extent, Indian Village also originates multi-family, commercial real estate, land, residential construction loans, and consumer loans. Indian Village occasionally purchases participation interests in multi-family and commercial real estate loans originated by other lenders and secured by properties located in other areas of Ohio.

               LOAN PORTFOLIO ANALYSIS. The following table presents the composition of Indian Village's loan portfolio at the dates indicated. Indian Village had no concentration of loans exceeding 10% of total loans receivable other than as disclosed below.

                                                            AT JUNE 30,                       AT JUNE 30,
                                                    ---------------------------        --------------------------
                                                                2001                             2000
                                                    ---------------------------        --------------------------
                                                                       PERCENT                          PERCENT
                                                      AMOUNT           OF TOTAL          AMOUNT         OF TOTAL
                                                    ----------       ----------        ----------      ----------
                                                                          (DOLLARS IN THOUSANDS)
Real estate loans:

   One- to four-family ..........................   $   33,698            69.32%       $   29,618           71.97%

   Multi-family .................................        2,339             4.81             2,307            5.61

   Commercial ...................................        2,576             5.30             2,102            5.11

   Construction .................................        1,488             3.06             1,632            3.97

   Land .........................................          388             0.80               254            0.62
                                                    ----------       ----------        ----------      ----------
      Total real estate loans ...................       40,489            83.29            35,913           87.28


Consumer loans:

   Home equity loans and lines
    of credit ...................................        2,190             4.51             1,703            4.14

   Home improvement loans .......................        1,125             2.31               738            1.79

   Automobile ...................................        1,409             2.90               961            2.34

   Loans on deposit accounts ....................          459             0.94               251            0.61

   Unsecured ....................................          200             0.41                85            0.21

   Other ........................................        1,461             3.01             1,408            3.42
                                                    ----------       ----------        ----------      ----------
      Total consumer loans ......................        6,843            14.08             5,146           12.51



Commercial business loans .......................        1,277             2.63                94            0.21
                                                    ----------       ----------        ----------      ----------

      Total loans ...............................       48,609           100.00%           41,153          100.00%
                                                                     ==========                        ==========

Less:

   Net deferred loan fees and costs .............          (66)                               (68)

   Loans in process .............................           (1)                               (49)

   Allowance for loan losses ....................         (253)                              (237)
                                                    ----------                         ----------

      Net loans .................................   $   48,289                         $   40,799
                                                    ==========                         ==========




            ONE- TO FOUR-FAMILY REAL ESTATE LOANS. Indian Village's primary lending activity is the origination of loans secured by one- to four-family residences located in its primary market area. One- to four-family mortgage loans are generally held in Indian Village's portfolio for long-term investment.

            At June 30, 2001, Indian Village's residential mortgage loan portfolio consisted primarily of fixed-rate fully amortizing loans with maturities ranging between 15 and 30 years. Management establishes the loan interest rate based on market conditions. Indian Village generally retains these loans in its portfolio because they generally do not conform to guidelines for sale in the secondary market. These nonconforming characteristics generally relate to the characteristics of the real property, such as excess acreage or the lack of site surveys, rather than the credit worthiness of the borrower. Indian Village generally underwrites and documents its residential mortgage loans to secondary market standards.

            In order to improve its interest rate risk exposure, Indian Village offers adjustable rate mortgage loans with an interest rate based on the one year Constant Maturity Treasury Bill index that adjusts every year and with terms up to 30 years. These loans have a minimum interest rate of 6% and a maximum interest rate of 16% over the life of the loan. Interest rate adjustments are limited to no more than 2% during any adjustment period. At June 30, 2001, adjustable rate mortgage loans secured by one- to four-family residences amounted to $2.0 million.

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

            MULTI-FAMILY AND COMMERCIAL REAL ESTATE LOANS. Indian Village occasionally originates and purchases mortgage loans for the acquisition and refinancing of multi-family and commercial real estate properties. All purchased participation interests are underwritten according to the same standards that Indian Village would use if it were originating the underlying loans. Indian Village has no written or oral commitments with any institution to purchase predetermined numbers or types of participation interests. At June 30, 2001, purchased participation interests amounted to $1.4 million. At June 30, 2001, Indian Village's commercial real estate loans are secured by churches, storefronts, a warehouse, and other commercial properties, all of which are located in Ohio.

            Multi-family and commercial real estate loans are fully amortizing loans that are generally originated with fixed interest rates, but are occasionally originated with variable rates. Fixed rate loans are originated for terms up to 15 years. Variable rate loans are originated for terms up to 25 years. The interest rate on variable rate loans adjusts at either one, three or five year intervals.

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

            RESIDENTIAL CONSTRUCTION LOANS. Indian Village originates residential construction loans to local home builders and to individuals for the construction and acquisition of personal residences. Indian Village's construction loans to builders generally have fixed interest rates and are for a term of six months. Loans to builders are typically made with a maximum loan to value ratio of 80%. These loans are usually made to the builder before there is an identified buyer for the completed home. Indian Village generally lends to no more than three builders with whom it has long standing relationships and limits each builder to no more than three homes under construction at a time. At June 30, 2001, speculative construction loans to builders amounted to $418,000. Construction loans to individuals are made on the same terms as Indian Village's one- to four-family mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months with a contingency for an additional six months. At the end of the construction phase, the loan converts to a permanent mortgage loan.

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

            LAND LOANS. Indian Village occasionally originates loans secured by unimproved land. These loans have terms of up to 5 years and generally have fixed interest rates and loan-to-value ratios of up to 65%.

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

            At June 30, 2001, Indian Village's other consumer loans generally consisted of loans secured by various personal property other than real estate, and secured lines of credit.

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

            LOANS TO ONE BORROWER. The maximum amount that Indian Village may lend to one borrower is limited by federal regulations. At June 30, 2001, Indian Village's regulatory limit on loans to one borrower was $1.2 million. At that date, Indian Village's largest amount of loans to one borrower, including the borrower's related interests, was $938,000 and consisted of one multi-family loan and one nonresidential loan. These loans were performing according to their original terms at June 30, 2001.

            MATURITY OF LOAN PORTFOLIO. The following table presents certain information at June 30, 2001 regarding the dollar amount of loans maturing in Indian Village's portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.


                                                                                       AT JUNE 30, 2001

                                                                      MULTI-
                                                       ONE- TO      FAMILY AND
                                                        FOUR-       COMMERCIAL                              COMMERCIAL       TOTAL
                                                      FAMILY (1)   REAL ESTATE  CONSTRUCTION    CONSUMER     BUSINESS        LOANS
                                                      -----------------------------------------------------------------------------
                                                                                     (DOLLARS IN THOUSANDS)
Amounts due in:
One year or less ...............................       $   170       $  --         $  --         $ 1,436       $   524       $ 2,130
More than one year to three years ..............           368           113          --           1,081          --           1,562
More than three years to five years ............           450          --            --             964           753         2,167
More than five years to 10 years ...............         3,170            85          --             816          --           4,071
More than 10 years to 15 years .................        15,865         3,014           648           692          --          20,219
More than 15 years .............................        14,063         1,703           840         1,854          --          18,460
                                                       -------       -------       -------       -------       -------       -------
   Total amount due ............................       $34,086       $ 4,915       $ 1,488       $ 6,843       $ 1,277       $48,609
                                                       =======       =======       =======       =======       =======       =======

(1)     Includes land loans.

        The following table presents the dollar amount of all loans at June 30, 2001 that are due after June 30, 2002.


                                                                                      DUE AFTER JUNE 30, 2002

                                                                          FIXED-           ADJUSTABLE-
                                                                           RATE               RATE                TOTAL
                                                                       ------------------------------------------------------

                                                                                      (DOLLARS IN THOUSANDS)
                                                                       ------------------------------------------------------

            Real estate loans:
              One- to four-family (1) ..........................           $31,933           $ 1,983           $33,916
              Multi-family and Commercial ......................             1,592             3,323             4,915
              Construction .....................................             1,488              --               1,488
                   Total real estate loans .....................            35,013             5,306            40,319
              Consumer loans ...................................             3,265             2,142             5,407
              Commercial business loans ........................               753              --                 753
                                                                           -------           -------           -------
                 Total loans ...................................           $39,031           $ 7,448           $46,479
                                                                           =======           =======           =======

             (1) Includes land loans.

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

            LOAN ORIGINATIONS, PURCHASES AND SALES. Indian Village primarily originates fixed-rate mortgage loans with amortization terms of up to 30 years.

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

            The following table presents total loans originated, purchased, sold and repaid during the periods indicated.

                                                                                YEAR ENDED           SIX MONTHS         YEAR ENDED
                                                                                 JUNE 30,          ENDED JUNE 30,      DECEMBER 31,
                                                                                   2001                2000                1999
                                                                               ------------        --------------     --------------
                                                                                                  (IN THOUSANDS)



Total loans at beginning of period ..................................            $ 41,153             $ 37,614             $ 31,586

   Originations:

      Real estate:

         One- to four-family (1) ....................................               7,607                2,383                6,723

         Multi-family ...............................................                 430                  840                  574

         Commercial .................................................                 645                  100                  879

         Construction ...............................................               2,062                1,459                1,962

            Total real estate loans .................................              10,744                4,885               10,754

      Consumer loans ................................................               3,988                2,646                2,534

      Commercial business ...........................................               1,220                   40                   68
                                                                                 --------             --------             --------
                                                                                   15,952                7,571               13,356
            Total loans originated

   Purchases ........................................................                --                   --                    800

   Sales ............................................................                --                   --                   --

Less:

   Principal loan repayments and prepayments ........................              (8,496)              (4,032)              (8,128)

   Transfers to real estate owned ...................................                --                   --                   --
                                                                                 --------             --------             --------
                                                                                   (8,496)              (4,032)              (8,128)
                                                                                 --------             --------             --------
Net loan activity ...................................................               7,456                3,539                6,028
                                                                                 --------             --------             --------
Total loans at end of period ........................................            $ 48,609             $ 41,153             $ 37,614
                                                                                 ========             ========             ========

(1)         Includes land loans.

            LOAN COMMITMENTS. Indian Village issues commitments for mortgage loans conditioned upon the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval. At June 30, 2001, Indian Village had variable rate loan commitments totaling $1.6 million, ranging in rates from 6.5% to 16.0%, and fixed-rate loan commitments totaling, $2.0 million ranging in rates from 7.0% to 10.0%.

            LOAN FEES. In addition to interest earned on loans, Indian Village receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

            Indian Village charges loan origination fees for fixed-rate loans which are calculated as a percentage of the amount borrowed. As required by applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. At June 30, 2001, Indian Village had $66,000 of deferred loan fees. Indian Village recognized an immaterial amount of deferred loan fees during the year ended June 30, 2001 in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

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


            The following table presents information with respect to Indian Village's nonperforming assets at the dates indicated.

                                                                                          AT JUNE 30,       AT JUNE 30,
                                                                                             2001              2000
                                                                                            ------            ------

                                                                                                 (DOLLARS IN THOUSANDS)

         Nonaccruing loans:

            One- to four-family .................................................           $  398            $  292

            Multi-family ........................................................              365              --

            Commercial real estate ..............................................             --                --

            Construction ........................................................             --                --

            Land ................................................................             --                --

            Consumer.............................................................              180                35

            Commercial business .................................................             --                --
                                                                                            ------            ------

               Total nonaccruing loans (1) ......................................              943               327

         Loans past due 90 days and accruing interest ...........................             --                --

         Real estate owned (2) ..................................................               70               118

         Other repossessed assets ...............................................             --                --
                                                                                            ------            ------
               Total nonperforming assets (3) ...................................            1,013               445

         Troubled debt restructurings ...........................................             --                --
                                                                                            ------            ------

         Troubled debt restructurings and total
            nonperforming assets ................................................           $1,013            $  445
                                                                                            ======            ======

         Total nonperforming loans and troubled debt
            restructurings as a percentage of total loans .......................             1.94%             0.79%

         Total nonperforming assets and troubled debt
            restructurings as a percentage of total assets ......................             1.36%             0.68%

(1)     Total nonaccruing loans equals total nonperforming loans.
(2)     Real estate owned balances are shown net of related loss allowances.
(3) Nonperforming assets consist of nonperforming loans, impaired loans, real estate owned and other repossessed assets.


            Interest income that would have been recorded for the year ended June 30, 2001 had nonaccruing loans been current according to their original terms amounted to approximately $43,000. No interest was included in interest income for the year ended June 30, 2001 related to these loans.

            REAL ESTATE OWNED. Real estate acquired by Indian Village as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. If the fair value declines, Indian Village records a valuation allowance through expense. Costs after acquisition are expensed. At June 30, 2001, Indian Village had $70,000 of real estate owned consisting of one commercial property.

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

            The aggregate amounts of Indian Village's classified and special mention assets at the dates indicated were as follows:


                                                                                AT JUNE 30,          AT JUNE 30,
                                                                                  2001                  2000
                                                                              ------------          -----------

                                                                                         (IN THOUSANDS)
           Classified assets:
            Loss .......................................................          $  --                 $  --
            Doubtful ...................................................             --                    --
            Substandard ................................................          1,013                   445
            Special mention ............................................            388                   295


            At June 30, 2001, assets designated substandard consisted of real estate owned of $70,000 and eleven residential mortgage loans and thirteen consumer loans totaling $943,000, and assets designated as special mention consisted of six residential mortgage loans and three consumer loans.

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

            At June 30, 2001, Indian Village had an allowance for loan losses of $253,000. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Indian Village believes it has established its existing allowance for loan losses as required by generally accepted accounting principles, there can be no assurance that regulators, in reviewing Indian Village's loan portfolio, will not request Indian Village to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Indian Village's financial condition and results of operations.

            The following table presents an analysis of Indian Village's allowance for loan losses.

                                                                                  YEAR ENDED     SIX MONTHS ENDED      YEAR ENDED
                                                                                    JUNE 30,          JUNE 30,        DECEMBER 31,
                                                                                     2001              2000               1999
                                                                                -------------    ----------------     ------------

                                                                                              (DOLLARS IN THOUSANDS)



Allowance for loan losses, beginning of period .........................            $ 237             $ 232             $ 218

Charge-offs:

   One- to four-family .................................................                6              --                --

   Multi-family ........................................................             --                --                --

   Commercial ..........................................................             --                --                --

   Construction ........................................................             --                --                --

   Land ................................................................             --                --                --

   Consumer ............................................................               10              --                --

   Commercial business .................................................             --                --                --
                                                                                    -----             -----             -----

      Total charge-offs ................................................               16              --                --

Recoveries:

   One- to four-family .................................................             --                --                --

   Multi-family ........................................................             --                --                --

   Commercial ..........................................................             --                --                --

   Construction ........................................................             --                --                --

   Land ................................................................             --                --                --

   Consumer ............................................................             --                --                --

   Commercial business .................................................             --                --                --
                                                                                    -----             -----             -----

      Total recoveries .................................................             --                --                --

Net charge-offs ........................................................              (16)             --                --

Provision for loan losses ..............................................               32                 5                14
                                                                                    -----             -----             -----

Allowance for loan losses, end of period ...............................            $ 253             $ 237             $ 232
                                                                                    =====             =====             =====

Net charge-offs to average interest-earning loans ......................             0.04%             --  %             --  %

Allowance for loan losses to total loans ...............................             0.52%             0.58%             0.62%

Allowance for loan losses to nonperforming loans and
   troubled debt restructurings ........................................            26.83%            72.48%            68.84%

Net charge-offs to allowance for loan losses ...........................             6.32%             --  %             --  %

                                       12

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


                                                              AT JUNE 30,                                  AT JUNE 30,
                                                  ---------------------------------------     --------------------------------------
                                                                  2001                                        2000
                                                  ---------------------------------------     --------------------------------------

                                                                                                          PERCENT OF
                                                              PERCENT OF      PERCENT OF                  ALLOWANCE       PERCENT
                                                              ALLOWANCE IN     LOANS IN                    IN EACH        OF LOANS
                                                             EACH CATEGORY      EACH                       CATEGORY       IN EACH
                                                               TO TOTAL      CATEGORY TO                   TO TOTAL      CATEGORY TO
                                                   AMOUNT      ALLOWANCE     TOTAL LOANS      AMOUNT      ALLOWANCE     TOTAL LOANS
                                                   ------     -----------    ------------     ------      ----------    -----------
                                                                                 (DOLLARS IN THOUSANDS)

Real estate loans:
   One- to four-family ........................    $   73        28.85%          69.32%       $  126        53.16%        71.97%
   Multi-family ...............................        21         8.30            4.81             7         2.95          5.61
   Commercial .................................        15         5.93            5.30            13         5.49          5.11
   Construction ...............................         2         0.79            3.06             3         1.27          3.97
   Land .......................................         3         1.19            0.80             2         0.84          0.62
Consumer loans ................................        54        21.34           14.08            31        13.08         12.51
Commercial business ...........................         9         3.56            2.63             1         0.42          0.21
     loans
Unallocated ...................................        76        30.04            --              54        22.79          --
                                                   ------       ------          ------        ------       ------        ------
      Total allowance for loan losses .........    $  253       100.00%         100.00%       $  237       100.00%       100.00%
                                                   ======       ======          ======        ======       ======        ======



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

            Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. Statement of Financial Accounting Standards No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. Indian Village does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. At June 30, 2001, all of Indian Village's mortgage-backed securities and investment securities were classified as "available for sale."

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

            The following table presents the amortized cost and fair value of Indian Village 's securities, by accounting classification and by type of security, at the dates indicated.


                                                                              AT JUNE 30,                    AT JUNE 30,
                                                                                 2001                           2000

                                                                       AMORTIZED         FAIR        AMORTIZED          FAIR
                                                                          COST           VALUE          COST            VALUE
                                                                        --------       --------       --------        --------
                                                                                            (IN THOUSANDS)


      Investment securities available for sale:

            Municipal securities ................................       $  5,145       $  5,102       $  1,986        $  2,026

            Equity securities ...................................          1,399          1,399            500             502

            Corporate securities ................................            497            502            149             149

            Obligations of U.S. Treasury and U.S. ...............
              government agencies ...............................           --             --            7,934           7,700
                                                                        --------       --------       --------        --------

                  Total .........................................          7,041          7,003         10,569          10,377



      Mortgage-backed securities available for sale:

            Private issues ......................................            392            393          1,525           1,447

            Ginnie Mae ..........................................          1,806          1,848          3,514           3,462

            Fannie Mae ..........................................          4,239          4,262          4,196           4,127

            Freddie Mac .........................................          3,486          3,508            653             648
                                                                        --------       --------       --------        --------

                  Total .........................................          9,923         10,011          9,888           9,684
                                                                        --------       --------       --------        --------

      Net unrealized gains (losses) on securities
         available for sale .....................................             50            N/A           (396)            N/A
                                                                        --------       --------       --------        --------


                  Total securities available for sale ...........       $ 17,014       $ 17,014       $ 20,061        $ 20,061
                                                                        ========       ========       ========        ========


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

            At June 30, 2001, Indian Village did not own any securities, other than U.S. Government and agency securities, which had an aggregate book value in excess of 10% of Indian Village's total equity at that date.

            The following presents the activity in the mortgage-backed securities and investment securities portfolios for the periods indicated.

                                                                                  YEAR ENDED    SIX MONTHS ENDED     YEAR ENDED
                                                                                   JUNE 30,          JUNE 30,        DECEMBER 31,
                                                                                     2001             2000             1999
                                                                                 ------------     ------------     ------------
                                                                                                (IN THOUSANDS)

      Mortgage-backed securities (1):

         Mortgage-backed securities, beginning of period ..................        $  9,684         $  8,366         $  4,227

         Purchases ........................................................           6,738            2,400            5,782

         Sales ............................................................          (3,302)            (436)            (226)

         Repayments and prepayments .......................................          (3,337)            (594)          (1,020)

         Increase (decrease) in net premium ...............................             (65)             (68)            (124)

         Increase (decrease) in unrealized gain ...........................             293               16             (273)
                                                                                   --------         --------         --------
            Net increase in mortgage-backed securities ....................             327            1,318            4,139
                                                                                   --------         --------         --------
         Mortgage-backed securities, end of period ........................        $ 10,011         $  9,684         $  8,366
                                                                                   ========         ========         ========



      Investment securities (2):

         Investment securities, beginning of period .......................        $ 10,377         $  8,708         $  1,968

         Purchases ........................................................          13,030            2,530            9,505

         Sales ............................................................         (16,520)            (250)          (1,250)

         Calls ............................................................            (250)            --             (1,200)

         Maturities .......................................................            --               --               --

         Increase (decrease) in net premium ...............................             213             (613)             (98)

         Increase (decrease) in unrealized gain ...........................             153                2             (217)
                                                                                   --------         --------         --------
            Net increase (decrease) in investment securities ..............          (3,374)           1,669            6,740
                                                                                   --------         --------         --------
         Investment securities, end of period .............................        $  7,003         $ 10,377         $  8,708
                                                                                   ========         ========         ========

(1)   All mortgage-backed securities are classified as available for sale.
(2)   All investment securities are classified as available for sale.


            The following table presents certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Indian Village's debt securities at June 30, 2001, all of which are available for sale.


                                          LESS THAN           ONE TO         AFTER FIVE TO         AFTER
                                           ONE YEAR         FIVE YEARS         TEN YEARS         TEN YEARS            TOTALS
                                       ---------------   ---------------    --------------    ---------------    ----------------

                                                WEIGHTED                            WEIGHTED           WEIGHTED            WEIGHTED
                                      CARRYING  AVERAGE          CARRYING  CARRYING  AVERAGE  CARRYING  AVERAGE  CARRYING  AVERAGE
                                        VALUE    YIELD    AMOUNT   VALUE     VALUE    YIELD    VALUE    YIELD     VALUE     YIELD
                                       -------   -----   -------   -----    -------   ----    -------   -----    -------    -----
                                                                        (DOLLARS IN THOUSANDS)
Securities available for sale:
  Investment securities:
        Municipal securities (1) ...   $   100   5.50 %  $   594   5.24%   $ 1,732   4.95%   $ 2,676     5.19%   $ 5,102    5.12%
        Corporate securities .......       502   9.74       --     --         --     --         --       --          502    9.74
  Mortgage-backed securities .......     7,808   6.07      1,569   6.75        308   6.04        326     6.95     10,011    6.20
                                       -------   ----    -------   ----    -------   ----    -------     ----    -------    ----
            Total ..................   $ 8,410   6.28%   $ 2,163   6.34%   $ 2,040   5.11%   $ 3,002     5.38%   $17,014    5.96%
                                       =======   ====    =======   ====    =======   ====    =======     ====    =======    ====

(1) Weighted average yields for municipal securities are presented on a tax equivalent basis based on an assumed rate of 34%

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

            GENERAL. Deposits are the major external source of funds for Indian Village's lending and other investment activities. In addition, Indian Village also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Indian Village may use borrowings from the Federal Home Loan Bank of Cincinnati to compensate for reductions in the availability of funds from other sources. At June 30, 2001, Indian Village had no other borrowing arrangements aside from Federal Home Loan Bank of Cincinnati advances.

            DEPOSIT ACCOUNTS. Nearly all of Indian Village's depositors reside in Ohio. Indian Village's deposit products include money market accounts, passbook accounts, and term certificate accounts ranging from four to sixty months. Deposit account terms vary with the principal differences being the minimum balance deposit, early withdrawal penalties and the interest rate. Indian Village reviews its deposit mix and pricing weekly. Indian Village does not utilize brokered deposits, nor has it aggressively sought jumbo certificates of deposit.

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

            The following table indicates the amount of Indian Village's jumbo certificate accounts by time remaining until maturity as of June 30, 2001. Jumbo certificate accounts have principal balances of $100,000 or more.


             MATURITY PERIOD                                                       AMOUNT
             ---------------                                                    --------------
                                                                                (IN THOUSANDS)


            Three months or less ..........................................         $  748
            Over three through six months .................................            747
            Over six through twelve months ................................          1,037
            Over twelve months ............................................          1,445
                                                                                    ------
                        Total .............................................         $3,977
                                                                                    ======

            The following table presents information concerning average balances and rates paid on Indian Village's deposit accounts at the dates indicated.


                                         YEAR ENDED                    SIX MONTHS ENDED                        YEAR ENDED
                                       JUNE 30, 2001                     JUNE 30, 2000                     DECEMBER 31, 1999
                            --------------------------------   ----------------------------------   -------------------------------
                                      PERCENT OF                             PERCENT                           PERCENT OF
                                        TOTAL        AVERAGE                 OF TOTAL    AVERAGE                  TOTAL    AVERAGE
                            AVERAGE   AVERAGE         RATE     AVERAGE       AVERAGE       RATE      AVERAGE    AVERAGE      RATE
                            BALANCE   DEPOSITS        PAID     BALANCE       DEPOSITS      PAID      BALANCE    DEPOSITS     PAID
                            -------   --------      --------   --------      -------     --------   --------   ---------   --------
                                                                   (DOLLARS IN THOUSANDS)


Passbook accounts .......   $ 5,020    12.39%         3.01%   $ 5,301         15.39%       3.00%   $ 5,676      18.34%       2.84%
Money market ............     2,857     7.05          4.27      1,677          4.87        3.60      1,589       5.13        3.27
  accounts
NOW accounts ............     1,696     4.19          2.54      1,316          3.82        2.60      1,028       3.32        1.85
Certificates of .........    29,637    73.17          6.07     25,495         74.00        5.59     22,585      72.95        5.39
 deposit (1)
Noninterest-bearing
deposits:
   Demand deposits ......     1,298     3.20          --          662          1.92        --           79       0.26        --
                            -------   ------                 --------       -------               --------   --------
      Total average .....
        deposits            $40,508   100.00%                $ 34,451       100.00%               $ 30,957    100.00%
                            =======   =======                ========       =======               ========   ========

(1)   Based on remaining maturity of certificates of deposit.


            DEPOSIT FLOW. The following table presents the balances, with interest credited, and changes in dollar amounts of deposits in the various types of accounts offered by Indian Village between the dates indicated.


                                                                        YEAR ENDED                         SIX MONTHS ENDED
                                                                          JUNE 30,                              JUNE 30,
                                                                            2001                                   2000
                                                         -------------------------------------------     ---------------------------
                                                                        PERCENT OF        INCREASE                          PERCENT
                                                          AMOUNT          TOTAL          (DECREASE)        AMOUNT          OF TOTAL
                                                         -------         -------         -----------     ----------        --------
                                                                                   (DOLLARS IN THOUSANDS)


Passbook accounts .................................      $ 4,831           10.83%        $  (386)         $ 5,217           14.26%
NOW accounts ......................................        2,276            5.10             637            1,639            4.48
Money market deposits .............................        4,226            9.47           2,353            1,873            5.12
Fixed-rate certificates
 maturing:
   Within 1 year ..................................       19,722           44.20           4,810           14,912           40.76
   After 1 year, but ..............................        6,968           15.62            (336)           7,304           19.96
     within 2 years
   After 2 years, but .............................        5,077           11.38             503            4,574           12.50
      within 5 years
   After 5 years ..................................         --              --              --               --              --
                                                         -------         -------         -------          -------         -------
   Total certificates .............................       31,767           71.20           4,977           26,790           73.22
                                                         -------         -------         -------          -------         -------
Noninterest-bearing deposits:
   Demand deposits ................................        1,517            3.40             450            1,067            2.92
                                                         -------         -------         -------          -------         -------

      Total .......................................      $44,617          100.00%        $ 8,031          $36,586          100.00%
                                                         =======         =======         =======          =======         =======

            TIME DEPOSITS BY RATES AND MATURITIES. The following table presents the amount of time deposits in Indian Village categorized by rates and maturities at the dates indicated.


                                      PERIOD TO MATURITY FROM JUNE 30, 2001
                            --------------------------------------------------------------------------
                             LESS THAN      1 - 2        2 - 3        3 - 4        AFTER                  AT JUNE 30,   AT JUNE 30,
                             ONE YEAR       YEARS        YEARS        YEARS       4 YEARS       TOTAL        2001         2000
                             --------      -------      -------      -------      -------      -------      -------      -------

                                                                          (DOLLARS IN THOUSANDS)

0.00 - 4.00% ...........      $    15          $--          $--          $--      $  --        $    15      $    15      $     5
4.01 - 5.00% ...........        1,806        1,288         --           --           --          3,094        3,094        4,782
5.01 - 6.00% ...........        1,940        2,316        1,397          296          718        6,667        6,667       12,147
6.01 - 7.00% ...........       15,961        3,364          754        1,119          126       21,324       21,324        9,856
Over 7.00% .............         --           --           --           --            667          667          667         --
                              -------      -------      -------      -------      -------      -------      -------      -------
   Total ...............      $19,722      $ 6,968      $ 2,151      $ 1,415      $ 1,511      $31,767      $31,767      $26,790
                              =======      =======      =======      =======      =======      =======      =======      =======


               DEPOSIT ACTIVITY. The following table presents the deposit activity of Indian Village for the periods indicated.

                                                                                                     SIX MONTHS        YEAR ENDED
                                                                                 YEAR ENDED             ENDED           DECEMBER
                                                                                   JUNE 30,            JUNE 30,            31,
                                                                                  ---------           ---------          ---------
                                                                                     2001                2000              1999
                                                                                  ---------           ---------          ---------
                                                                                                   (IN THOUSANDS)

Beginning balance .........................................................        $36,586            $33,153            $30,866
Net  deposits (withdrawals) before interest credited ......................          5,895              2,700              1,179
Interest credited .........................................................          2,136                733              1,108
                                                                                   -------            -------            -------
Net increase (decrease) in deposits .......................................          8,031              3,433              2,287
                                                                                   -------            -------            -------
   Ending balance .........................................................        $44,617            $36,586            $33,153
                                                                                   =======            =======            =======


            BORROWINGS. Indian Village has the ability to use advances from the Federal Home Loan Bank of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Cincinnati functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the Federal Home Loan Bank of Cincinnati, Indian Village is required to own capital stock in the Federal Home Loan Bank of Cincinnati and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. As a member of the Federal Home Loan Bank system, the Bank has the ability to obtain borrowings up to a maximum total of 50% of Bank assets subject to the level of qualified, pledgable one- to four-family residential real estate loans and Federal Home Loan Bank stock. At June 30, 2001, Indian Village had outstanding advances of $21.2 million.

            The following tables presents certain information regarding Indian Village's use of Federal Home Loan Bank of Cincinnati advances during the periods and at the dates indicated.

                                                                                                        AT JUNE 30,
                                                                                                   ---------------------
                                                                                                    2000           1999
                                                                                                   ------         ------
                                                                                                   (DOLLARS IN THOUSANDS)

                  Maximum amount of advances outstanding at any month end ...............         $22,900          $21,250

                  Approximate average advances outstanding ..............................          21,260           19,417

                  Approximate weighted average rate paid on advances ....................            5.94%            5.82%



                                                                                                       AT JUNE 30,
                                                                                                   ---------------------
                                                                                                    2001           2000
                                                                                                   ------         ------
                                                                                                   (DOLLARS IN THOUSANDS)

                  Balance outstanding at end of period ..................................         $21,200          $20,250

                  Weighted average rate paid on advances ................................            5.75%            5.92%


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

HOLDING COMPANY REGULATION

            Although Indian Village is an Ohio-chartered savings bank, Indian Village Bancorp is a nondiversified unitary savings and loan holding company within the meaning of federal law by virtue of Section 10(l) of the Home Owner's Loan Act. Indian Village Bancorp's status as a savings and loan holding company is conditioned upon Indian Village's satisfaction of the QTL Test imposed by the regulations of the Office of Thrift Supervision. See "Federal Regulations--

QTL Test." Under prior law, a unitary savings and loan holding company, such as Indian Village Bancorp was not generally restricted as to the types of business activities in which it may engage, provided that Indian Village continued to be a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing, or subject to an application filed, prior to May 4, 1999, such as Indian Village Bancorp, so long as Indian Village continues to comply with the QTL Test. Upon any non-supervisory acquisition by Indian Village Bancorp of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, Indian Village Bancorp would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.

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


            The following is a summary of Indian Village's regulatory capital at June 30, 2001:

                  GAAP Capital to Total Assets..........................  10.95%
                  Total Capital to Risk-Weighted Assets.................  17.30%
                  Tier I Leverage Ratio.................................   9.90%

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

            In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During 2001, Finance Corporation payments for Savings Association Insurance Fund members approximated 2.07 basis points.

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

            A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2001, Indian Village met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

FEDERAL HOME LOAN BANK SYSTEM

            Indian Village is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Indian Village, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Indian Village was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2001 of $1.2 million.

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

FEDERAL RESERVE SYSTEM

            The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over $5.5 million to and including $42.8 million; a 10% reserve ratio is applied above $42.8 million. The first $5.0 million of otherwise reservable balances are exempted from the reserve requirements. Indian Village complied with the foregoing requirements.


                           FEDERAL AND STATE TAXATION


FEDERAL TAXATION

            GENERAL. Indian Village Bancorp and Indian Village reports income on a fiscal year, consolidated basis using the accrual method of accounting. The federal income tax laws apply to Indian Village Bancorp and Indian Village in the same manner as to other corporations with some exceptions, including particularly Indian Village's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Indian Village or Indian Village Bancorp. Indian Village's federal tax returns have been either audited or closed under the statute of limitations through tax year 1997. For its 2001 tax year, Indian Village's maximum federal income tax rate was 34%.

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

            Indian Village is a "financial institution" for State of Ohio tax purposes. Accordingly, it must pay the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.3% of the Indian Village's apportioned book net worth, determined under generally accepted accounting principles, less any statutory deduction. As a "financial institution," Indian Village does not pay any Ohio tax based upon net income or net profits.

ITEM 2.     DESCRIPTION OF PROPERTIES

            The following table sets forth information relating to Indian Village's offices as of June 30, 2001.

LOCATION                                            YEAR             NET BOOK           OWNED/            APPROXIMATE
---------                                          OPENED            VALUE(1)           LEASED           SQUARE FOOTAGE
                                                   ------            --------           ------           --------------


Main Office
-----------
100 South Walnut Street                             1968           $  231,000           Owned                7,600
Gnadenhutten, Ohio



Branch Office
-------------
635 West High Avenue(2)                             1999            1,273,000           Owned                4,200
New Philadelphia, Ohio

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            The information under the section entitled "Shareholder Information" in Indian Village Bancorp's 2001 Annual Report to Stockholders is incorporated herein by reference.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            The information under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Indian Village Bancorp's 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.     FINANCIAL STATEMENTS

             The information under the section titled "Consolidated Financial Statements" in Indian Village Bancorp's 2001 Annual Report to Stockholders, and as listed under Item 13 herein, is incorporated herein by reference.


ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            The information under the section entitled "Ratification of Independent Auditors" in Indian Village Bancorp's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            The information under the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Indian Village Bancorp's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 10.    EXECUTIVE COMPENSATION

            The information under the sections entitled "Executive Compensation" and "Election of Directors-Directors' Compensation" in Indian Village Bancorp's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information under the section entitled "Stock Ownership" in Indian Village Bancorp's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under the section entitled "Transactions with Management" in Indian Village Bancorp's Proxy Statement for 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

  (a)        (1) The following are filed as a part of this report by means of incorporation by reference to Indian Village Bancorp's 2001 Annual Report to Stockholders:

                        -     Independent Auditors' Report

                        - Consolidated Statements of Financial Condition as of June 30, 2001 and 2000.

                        - Consolidated Statements of Income for the Year Ended June 30, 2001, Six Months Ended June 30, 2000, and the Year Ended December 31, 1999.

                        - Consolidated Statements of Equity for the Year Ended June 30, 2001, Six Months Ended June 30, 2000, and the Year Ended December 31, 1999.

                        - Consolidated Statements of Cash Flows for the Year Ended June 30, 2001, Six Months Ended June 30, 2000, and the Year Ended December 31, 1999.

                        -     Notes to Consolidated Financial Statements

                  (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

                  (3)   Exhibits

                        3.1 Articles of Incorporation of Indian Village Bancorp, Inc.(1)

                        3.2 Second Amended and Restated Bylaws of Indian Village Bancorp, Inc. (4)

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

                        13.0 Indian Village Bancorp, Inc. 2001 Annual Report to Stockholders

                        21.0 Subsidiary information is incorporated herein by reference to Part I, Item 1,
                                "Business--Subsidiary Activities"

                       --------------------

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

                        (4) Incorporated herein by reference from the exhibits to the Form 10-KSB for the transition period from January 1, 2000 to June 30, 2000, filed September 28, 2000.

        (b)     Reports on Form 8-K

                None.

CONFORMED

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INDIAN VILLAGE BANCORP, INC.


Date: September 27, 2001            By:  /s/ Marty R. Lindon
                                         ------------------------------------
                                          Marty R. Lindon
                                          President and Chief Executive Officer

            In accordance with the Excha report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                         Title                                                Date
        ----                         -----                                                ----

/s/ Marty R. Lindon                  President, Chief Executive                     September 27, 2001
---------------------------          Officer and Director
Marty R. Lindon                      (principal executive officer)



/s/ Lori S. Frantz                   Vice President, Chief Financial Officer        September 27, 2001
---------------------------          and Treasurer (principal financial and
Lori S. Frantz                       accounting officer)



/s/ Rebecca S. Mastin                Chairperson of the Board                       September 27, 2001
---------------------------
Rebecca S. Mastin


/s/ John A. Beitzel                  Vice Chairman of the Board                     September 27, 2001
---------------------------
John A. Beitzel


/s/ Michael A. Cochran               Corporate Secretary and Director               September 27, 2001
---------------------------
Michael A. Cochran


/s/ Vernon E. Mishler                Director                                       September 27, 2001
---------------------------
Vernon E. Mishler


/s/ Joanne Limbach                   Director                                       September 27, 2001
---------------------------
Joanne Limbach


/s/ Cindy S. Knisely                 Director                                       September 27, 2001
---------------------------
Cindy S. Knisely

SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INDIAN VILLAGE BANCORP, INC.


Date: September 27, 2001             By:
                                          --------------------------------------
                                           Marty R. Lindon
                                           President and Chief Executive Officer

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                                         Title                                     Date
        ----                                         -----                                     ----

                                                President, Chief Executive                 September 27, 2001
                   ---------------------        Officer and Director
Marty R. Lindon                                 (principal executive officer)



                                                Vice President, Chief Financial            September 27, 2001
                   ---------------------        Officer and Treasurer (principal
Lori S. Frantz                                  financial and accounting officer)



                                                Chairperson of the Board                   September 27, 2001
                   ---------------------
Rebecca S. Mastin


                                                Vice Chairman of the Board                 September 27, 2001
                   ---------------------
John A. Beitzel


                                                Corporate Secretary and Director           September 27, 2001
                   ---------------------
Michael A. Cochran


                                                Director                                   September 27, 2001
                   ---------------------
Vernon E. Mishler


                                                Director                                   September 27, 2001
                   ---------------------
Joanne Limbach


                                                Director                                   September 27, 2001
                   ---------------------
Cindy S. Knisely