Form 10QSB
period 2001-09-30
INDIAN VILLAGE BANCORP INC
filed 2001-11-14
CIK 1081338

                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     (Mark One)

       [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended September 30, 2001

       [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________.

Commission File Number  0-25971

                          INDIAN VILLAGE BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

         PENNSYLVANIA                                      34-1891199
(State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                        Identification No.)

                100 SOUTH WALNUT STREET, GNADENHUTTEN, OHIO 44629
                    (Address of principal executive offices)

                                 (740) 254-4313
                           (Issuer's telephone number)

As of November 9, 2001, the latest practical date, 402,139 of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]       No [X]

                          INDIAN VILLAGE BANCORP, INC.



                                      INDEX






                                                                                        Page
                                                                                        ----
PART I  - FINANCIAL INFORMATION

        Item 1. Condensed Financial Statements (Unaudited)

           Consolidated Balance Sheets .............................................     3

           Consolidated Statements of Income .......................................     4

           Consolidated Statements of Comprehensive Income .........................     5

           Consolidated Statements of Changes in Shareholders' Equity...............     6

           Consolidated Statements of Cash Flows ...................................     8

           Notes to Consolidated Financial Statements ..............................     9

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations.......................    15


Part II - Other Information

        Item 1. Legal Proceedings...................................................    22

        Item 2. Changes in Securities...............................................    22

        Item 3. Defaults Upon Senior Securities.....................................    22

        Item 4. Submission of Matters to a Vote of Security Holders.................    22

        Item 5. Other Information...................................................    22

        Item 6. Exhibits and Reports on Form 8-K....................................    22


SIGNATURES .........................................................................    23

                          INDIAN VILLAGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                                   September,              June 30,
                                                                                                      2001                   2001
                                                                                                      ----                   ----
ASSETS
Cash and due from banks                                                                            $  1,329                $  1,238
Interest-bearing deposits in other banks                                                                405                   2,261
                                                                                                   --------                --------
    Total cash and cash equivalents                                                                   1,734                   3,499
Securities available for sale at fair value                                                          17,680                  17,014
Loans, net of allowance for loan losses                                                              50,872                  48,289
Premises and equipment, net                                                                           1,475                   1,504
Real estate owned                                                                                        70                      70
Federal Home Loan Bank stock                                                                          1,228                   1,207
Bank-owned life insurance                                                                             2,067                   2,038
Accrued interest receivable                                                                             504                     444
Other assets                                                                                             76                     152
                                                                                                   --------                --------

        Total assets                                                                               $ 75,706                $ 74,217
                                                                                                   ========                ========


LIABILITIES
Deposits                                                                                           $ 44,931                $ 44,617
Federal Home Loan Bank advances                                                                      22,200                  21,200
Accrued interest payable                                                                                115                     116
Other liabilities                                                                                       165                     157
                                                                                                   --------                --------
    Total liabilities                                                                                67,411                  66,090

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized,
   none outstanding                                                                                    --                      --
Common stock, $.01 par value, 5,000,000 shares authorized
   445,583 shares issued                                                                                  4                       4
Additional paid-in capital                                                                            3,246                   3,245
Retained earnings - substantially restricted                                                          5,774                   5,730
Unearned employee stock ownership plan shares                                                          (363)                   (371)
Treasury stock, at cost, 43,444 shares at September 30, 2001 and
  June 30, 2001                                                                                        (514)                   (514)
Accumulated other comprehensive income                                                                  148                      33
                                                                                                   --------                --------
    Total shareholders' equity                                                                        8,295                   8,127
                                                                                                   --------                --------

        Total liabilities and shareholders' equity                                                 $ 75,706                $ 74,217
                                                                                                   ========                ========

                See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                                                      Three Months Ended
                                                                                                         September 30,
                                                                                                         -------------

                                                                                                2001                          2000
                                                                                                ----                          ----
INTEREST AND DIVIDEND INCOME
    Loans, including fees                                                                     $   992                       $   851
    Taxable securities                                                                            196                           356
    Tax exempt securities                                                                          54                            24
    Interest-bearing deposits and
      Federal funds sold                                                                            5                            15
                                                                                              -------                       -------
        Total interest income                                                                   1,247                         1,246

INTEREST EXPENSE
    Deposits                                                                                      548                           482
    Federal Home Loan Bank advances                                                               304                           315
                                                                                              -------                       -------
        Total interest expense                                                                    852                           797
                                                                                              -------                       -------

NET INTEREST INCOME                                                                               395                           449
Provision for loan losses                                                                           8                             8
                                                                                              -------                       -------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                                                 387                           441

NONINTEREST INCOME
    Service charges and other fees                                                                 28                            16
    Gain on sale of securities
      available for sale, net                                                                      25                            15
    Other income                                                                                   30                            (1)
                                                                                              -------                       -------
        Total noninterest income                                                                   83                            30

NONINTEREST EXPENSE
    Salaries and employee benefits                                                                192                           171
    Occupancy and equipment                                                                        48                            39
    Professional and consulting fees                                                               27                            43
    Franchise taxes                                                                                22                            13
    Data processing                                                                                21                            20
    Director and committee fees                                                                    17                            19
    Other expense                                                                                  57                            66
                                                                                              -------                       -------
        Total noninterest expense                                                                 384                           371
                                                                                              -------                       -------

INCOME BEFORE INCOME TAXES                                                                         86                           100
Income tax expense                                                                                 (2)                           28
                                                                                              -------                       -------

NET INCOME                                                                                    $    88                       $    72
                                                                                              =======                       =======

EARNINGS PER COMMON SHARE (BASIC)                                                             $  0.24                       $  0.18
                                                                                              =======                       =======

EARNINGS PER COMMON SHARE (DILUTED)                                                           $  0.24                       $  0.18
                                                                                              =======                       =======

                See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Dollars in thousands)


                                                   Three Months Ended
                                                     September 30,
                                                     -------------
                                                    2001         2000
                                                    ----         ----

NET INCOME                                         $  88         $  72

Other comprehensive income, net of tax
    Unrealized gains (losses) on securities
      available for sale arising during period       131           105
    Reclassification adjustment for
      accumulated (gains) losses included in
      net income                                     (16)          (10)
                                                   -----         -----
        Net unrealized gains (losses)
          on securities                              115            95
    Additional minimum pension
      liability adjustment                          --            --
                                                   -----         -----
        Other comprehensive income                   115            95

COMPREHENSIVE INCOME                               $ 203         $ 167
                                                   =====         =====


                See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                           Unrealized
                                                                                                            Gain on
                                                      Additional                 Unearned                  Securities
                                            Common     Paid-In      Retained      ESOP       Treasury       Available
                                            Stock      Capital      Earnings      Shares       Stock        for Sale         Total
                                            -----      -------      --------     ------        -----        --------         -----

Balance at July 1, 2000                  $     4     $ 4,022      $ 5,498      $  (333)     $  (273)          $   (261)     $ 8,657

Net income for the period                     --          --           72           --           --                 --           72

Cash dividend - $0.07 per share               --          --          (28)          --           --                 --          (28)

Return of capital - $2.00 per share           --        (780)          --          (66)          --                 --         (846)

Release of 594 ESOP shares                    --           1           --            6           --                 --            7

Change in fair value of securities
  available for sale                          --          --           --           --           --                 95           95
                                         -------     -------      -------      -------      -------            -------      -------

Balance at September 30, 2000            $     4     $ 3,243      $ 5,542      $  (393)     $  (273)           $  (166)     $ 7,957
                                         =======     =======      =======      =======      =======            =======      =======


                See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
                                   (Unaudited)
                             (Dollars in thousands)





                                                                                                               Unrealized
                                                                                                                Gain on
                                                             Additional                Unearned                Securities
                                                   Common     Paid-In      Retained     ESOP       Treasury     Available
                                                   Stock      Capital      Earnings    Shares        Stock       for Sale     Total
                                                   -----      -------      --------    ------        -----       --------     -----

Balance at July 1, 2001                          $     4     $ 3,245     $ 5,730      $  (371)     $  (514)     $    33     $ 8,127

Net income for the period                             --          --          88           --           --           --          88

Cash dividend - $0.12 per share                       --          --         (44)          --           --           --         (44)

Release of 833 ESOP shares                            --           1          --            8           --           --           9

Change in fair value of securities
  available for sale                                  --          --          --           --           --          115         115
                                                 -------     -------     -------      -------      -------      -------     -------

Balance at September 30, 2001                    $     4     $ 3,246     $ 5,774      $  (363)     $  (514)     $   148     $ 8,295
                                                 =======     =======     =======      =======      =======      =======     =======


                See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                           Three Months Ended
                                                                                                              September 30,
                                                                                                              -------------
                                                                                                       2001                   2000
                                                                                                       ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                                       $    88                $    72
    Adjustments to reconcile net income to net cash from operating activities:
        Depreciation                                                                                      29                     26
        Premium amortization, net of accretion                                                            (8)                   (17)
        Provision for loan losses                                                                          8                      8
        Federal Home Loan Bank stock dividends                                                           (21)                   (20)
        Gain/Loss on sale of securities available for sale                                               (25)                   (15)
        Compensation expense on ESOP shares                                                                9                      7
        Net change in accrued interest receivable and other assets                                       (73)                   215
        Net change in accrued expenses and other liabilities                                               7                   (100)
                                                                                                     -------                -------
           Net cash from operating activities                                                             14                    176

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in time deposits                                                                           --                    200
    Purchases of securities available for sale                                                        (4,977)                (2,791)
    Proceeds from sales of securities available for sale                                               3,291                  2,670
    Proceeds from maturities of securities available for sale                                          1,228                    296
    Net change in loans                                                                               (2,591)                (2,131)
    Purchases of bank-owned life insurance                                                                --                     --
    Premises and equipment expenditures, net                                                              --                    (49)
    Purchases of Federal Home Loan Bank stock                                                             --                     --
                                                                                                     -------                -------
        Net cash from investing activities                                                            (3,049)                (1,805)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                                                               314                  1,864
    Net change in short-term Federal Home Loan Bank advances                                           2,000                  1,000
    Repayment of long-term FHLB advances                                                              (1,000)                    --
    Proceeds from long-term Federal Home Loan Bank advances                                               --                     --
    Cash dividends paid                                                                                  (44)                   (28)
    Return of capital distribution                                                                        --                   (846)
                                                                                                     -------                -------
        Net cash from financing activities                                                             1,270                  1,990
                                                                                                     -------                -------

Net change in cash and cash equivalents                                                               (1,765)                   361
Cash and cash equivalents at beginning of period                                                       3,499                  1,087
                                                                                                     -------                -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                           $ 1,734                $ 1,448
                                                                                                     =======                =======

Supplemental disclosures of cash flow information
    Cash paid during the period for
        Interest                                                                                     $   549                $   591
        Income taxes                                                                                      --                     --


                See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Indian Village Bancorp, Inc. ("Corporation") at September 30, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements and notes thereto of the Corporation for the year ended June 30, 2001. The accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's June 30, 2001, financial statements, have been consistently followed in preparing this Form 10-QSB. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for the full year.

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

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

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

                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding during the three months ended September 30, 2001 used for this calculation were 366,185. The weighted average number of shares outstanding during the three months ended September 30, 2000 used for this calculation were 390,340. Employee Stock Ownership Plan ("ESOP") shares are considered outstanding for this calculation unless unallocated. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options. The weighted number of shares outstanding during the three months ended September 30, 2001 used for this calculation were 366,632. There was no per share dilution of the stock options for the three months ended September 30, 2001. No stock options were outstanding as of September 30, 2000, therefore the weighted number of shares outstanding were the same for the basic and diluted calculation.


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



                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)


NOTE 3 - SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

                                                            Gross       Gross        Estimated
                                             Amortized   Unrealized  Unrealized        Fair
                                               Cost         Gains      Losses          Value
                                               ----         -----      ------          -----
    September 30, 2001
    ------------------
    Obligations of states and
      political subdivisions               $     4,924    $     82    $     (11)  $      4,995
    Corporate debt securities                      944           9           --            953
    Mortgage-backed securities                   9,937         169          (33)        10,073
    Equity securities                            1,650          10           (1)         1,659
                                           -----------    --------    ----------  ------------

                                           $    17,455    $    270    $     (45)  $     17,680
                                           ===========    ========    =========   ============

    June 30, 2001
    -------------
    Obligations of states and
      political subdivisions               $     5,145    $     35    $     (78)  $      5,102
    Corporate debt securities                      497           5           --            502
    Mortgage-backed securities                   9,923         126          (38)        10,011
    Equity securities                            1,399           1           (1)         1,399
                                           -----------    --------    ----------  ------------

                                           $    16,964    $    167    $    (117)  $     17,014
                                           ===========    ========    =========   ============



The amortized cost and estimated fair values of debt securities available for sale at September 30, 2001, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                                            Estimated
                                                              Amortized       Fair
                                                                Cost          Value
                                                                ----          -----

         Due after one year through five years               $    102      $    105
         Due after five years through ten years                   167           167
         Due after ten years                                    7,249         7,335
         Mortgage-backed securities                             9,937        10,073
                                                             --------      --------

                                                             $ 17,455      $ 17,680
                                                             ========      ========


Proceeds from sales of securities available for sale during the three months ended September 30, 2001 were $3.3 million. Gross gains of $27,000 and gross losses of $2,000 were realized on those sales. Proceeds from sales of securities available for sale during the three months ended September 30, 2000 were $2.7 million. Gross gains of $16,000 and gross losses of $1,000 were realized on those sales.


                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

NOTE 4 - LOANS

Loans are summarized as follows:

                                                                      September 30,                  June 30,
                                                                           2001                        2001
                                                                           ----                        ----
Real estate loans:
    One- to four-family residential                                     $ 36,378                     $ 33,698
    Multi-family residential                                               2,535                        2,339
    Nonresidential                                                         2,552                        2,576
    Construction                                                           1,212                        1,488
    Land                                                                     637                          388
                                                                        --------                     --------
                                                                          43,314                       40,489
Consumer loans:
    Home equity loans and lines of credit                                  2,220                        2,190
    Home improvement                                                       1,068                        1,125
    Automobile                                                             1,396                        1,409
    Loans on deposit accounts                                                315                          459
    Unsecured                                                                112                          200
    Other                                                                  1,521                        1,460
                                                                        --------                     --------
                                                                           6,632                        6,843

Commercial business loans                                                  1,265                        1,277
                                                                        --------                     --------
                                                                          51,211                       48,609
Less:
    Net deferred loan fees and costs                                         (60)                         (66)
    Loans in process                                                         (20)                          (1)
    Allowance for loan losses                                               (259)                        (253)
                                                                        --------                     --------

                                                                        $ 50,872                     $ 48,289
                                                                        ========                     ========


Activity in the allowance for loan losses is summarized as follows:

                                        Three Months Ended
                                          September 30,
                                          -------------
                                       2001         2000

Balance at beginning of period        $ 253         $ 237
Provision for losses                      8             8
Charge-offs                              (2)           (6)
Recoveries                               --            --
                                      -----         -----

Balance at end of period              $ 259         $ 239
                                      =====         =====


As of and for the three months ended September 30, 2001 and 2000, no loans were considered impaired within the scope of SFAS No. 114.


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

As of September 30, 2001, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $1,316,000 and $1,677,000. As of June 30, 2001, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $1,602,000 and $2,012,000. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.


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

In September 2000, the Corporation declared and paid a $2.00 per share capital distribution. The ESOP received $67,000 from the capital distribution on 33,261 unallocated shares. The ESOP purchased an additional 5,783 shares with the proceeds from the capital distribution. The additional shares purchased are held in suspense and allocated to participants in a manner similar to the original ESOP shares. Additionally, the ESOP purchased and allocated an additional 476 shares with the proceeds from the special distribution, as well as accumulated regular dividends, on allocated shares.


(Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)


NOTE 6 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

ESOP compensation expense was $9,000 for the three months ended September 30, 2001. ESOP shares as of September 30, 2001 and June 30, 2001 were as follows:

                                     September 30,     June 30,
                                         2001           2001
                                         ----           ----

Shares released for allocation           6,376          5,543
Unreleased shares                       35,520         36,353
                                       -------        -------

Total ESOP shares                       41,896         41,896
                                       =======        =======

Fair value of unreleased shares        $   497        $   422
                                       =======        =======


The ESOP provides for the repurchase of any stock distributed to a participant at its fair market value. The fair market value of the allocated shares subject to repurchase was approximately $89,000 and $64,000 at September 30, 2001 and June 30, 2001.

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)



INTRODUCTION

In the following pages, management presents an analysis of the financial condition of Indian Village Bancorp, Inc. as of September 30, 2001 compared to June 30, 2001, and results of operations for the three months ended September 30, 2001 compared with the same periods in 2000. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.


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

FINANCIAL CONDITION

Total assets at September 30, 2001 were $75.7 million compared to $74.2 million at June 30, 2001, an increase of $1.5 million, or 2.0%. The increase in total assets was due to an increase in net loans of $2.6 million and an increase in securities available for sale of $666,000 which was offset by a decrease in cash and cash equivalents of $1.8 million. The increase in loans consisted primarily of an increase in one- to four-family residential real estate loans of $2.7 million which was partially offset by a decrease in consumer loans of $211,000. The increase in one- to four-family residential real estate loans is reflective of a stable local economy.

The $211,000, or 3.1%, decrease in the consumer loan portfolio between June 30, 2001 and September 30, 2001 consisted primarily of decreases in loans on deposit accounts of $144,000 and home improvement loans of $57,000. Consumer loans represented 13.0% and 14.1% of gross loans at September 30, 2001 and June 30, 2001, respectively.

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

Total deposits were $44.9 million on September 30, 2001 compared to $44.6 million at June 30, 2001, an increase of $300,000, or 0.7%. The Corporation experienced an increase in money market accounts of $1.5 million which was partially offset by a decrease in NOW accounts of $923,000 and noninterest-bearing demand deposits of $307,000. Management attributes the increase in deposits to the opening of the new branch office in New Philadelphia, Ohio in November 1999 along with the related promotion of deposit products in order to help establish the office. The certificate deposit portfolio as a percent of total deposits decreased from 71.2% at June 30, 2001 to 70.8% at September 30,2001. Almost all certificates of deposit held by the Corporation mature in less than three years with the majority maturing in the next year.

As a secondary source of liquidity, the Corporation obtains borrowings from the Federal Home Loan Bank of Cincinnati, from which it held advances totaling $22.2 million at September 30, 2001 and $21.2 million at June 30, 2001. Due to continued loan demand and in order to better leverage the Corporation's capital, the Corporation used these funds to originate mortgage loans and purchase securities available for sale as well as provide for short-term liquidity needs. FHLB advances at September 30, 2001 consisted of $2.0 million in short-term advances and $20.2 million in long-term callable fixed-rate advances. The long-term callable advances have specified call dates ranging from one to five years at which time the advances may be called at the option of the Federal Home Loan Bank. Additional advances may be obtained from the Federal Home Loan Bank to fund future loan growth and liquidity as needed.

Total shareholders' equity increased from $8.1 million at June 30, 2001 to $8.3 million at September 30, 2001.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
    2001 AND SEPTEMBER 30, 2000

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

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

Net income was $88,000 for the three months ended September 30, 2001, compared to $72,000 for the three months ended September 30, 2000. The increase in net income was primarily the result of an increase in noninterest income. Net income was negatively impacted by a decrease in net interest income. Basic earnings per common share was $0.24 for the three months ended September 30, 2001 compared to $0.18 for the three months ended September 30, 2000. Diluted earnings per common share was $0.24 for the three months ended September 30, 2001. Diluted earnings per share were $0.18 for the three months ended September 30, 2000 because stock options were not granted until September 20, 2001.

Net interest income totaled $387,000 for the three months ended September 30, 2001, as compared to $441,000 for the three months ended September 30, 2000, representing an decrease of $54,000, or 12.2%. The change in net interest income is attributable a decrease in interest rate spread offset by an increase in the ratio of average interest-earning assets to average interest-bearing liabilities.

Interest and fees on loans increased approximately $141,000, or 16.6%, from $851,000 for the three months ended September 30, 2000 to $992,000 for the three months ended September 30, 2001. The increase in interest and fees on loans was due to an increase in the average balance of loans, partially offset by a decrease in the yield earned.

Interest earned on securities totaled $250,000 for the three months ended September 30, 2001, as compared to $380,000 for the three months ended September 30, 2000. The decrease was a result of lower average balances on securities combined with a lower yield earned.

Interest on interest-bearing deposits and overnight deposits decreased from $15,000 for the three months ended September 30, 2000, as compared to $5,000 for the same period in 2001 due to lower average balances and decrease in the yield earned.

Interest paid on deposits increased $66,000 for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. The increase in interest expense was due to an increase in the average balance of deposits.

Interest on Federal Home Loan Bank advances totaled $304,000 for the three months ended September 30, 2001, compared to $315,000 for the three months ended September 30, 2000. The decrease was the result of a lower cost of funds. The additional borrowings were used to provide funding for loan demand and to better leverage the Corporation's capital.

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

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)


The provision for loan losses for the three months ended September 30, 2001 totaled $8,000 compared to $8,000 for the three months ended September 30, 2000. The Corporation experienced net charge-offs of $2,000 during the three months ended September 30, 2001 compared to $6,000 during the three months ended September 30, 2000. The Corporation's low charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for the purchase or construction of one- to four-family residential properties and a minimum of 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. Despite this history, the Corporation cannot give any assurances as to the level of future charge-offs. The allowance for loan losses totaled $259,000 or .51% of gross loans at September 30, 2001, compared with $253,000, or .52% of gross loans at June 30, 2001.

Noninterest income includes service charges and other fees, net gains on sales of securities available for sale and other income. For the three months ended September 30, 2001, noninterest income totaled $83,000 compared to $30,000 for the three months ended September 30, 2000. During the 2001 period, the Corporation experienced an increase in service charges and other fees of $12,000, as well as an increase in net gains on sales of securities available for sale of $10,000. Management does not anticipate such gains on sales of securities available for sale to be a constant source of income in future periods.

Noninterest expense totaled $384,000 for the three months ended September 30, 2001 compared to $371,000 for same period in 2000. The increase in noninterest expense was primarily the result of a $21,000 increase in salaries and employee benefits and a $9,000 increase in occupancy and equipment expense which was offset by a decrease of $16,000 in professional and consulting fees and a decrease of $9,000 in other expenses.

The volatility of income tax expense is primarily attributable to the increase in tax exempt securities interest income. The provision for income taxes totaled a $2,000 tax benefit for the three months ended September 30, 2001 compared to $28,000 tax expense for the three months ended September 30, 2000.

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the three months ended September 30, 2001 and 2000.

                                                            Three Months Ended
                                                              September 30,
                                                              -------------
                                                           2001          2000
                                                           ----          ----

Net income                                              $    88         $    72
Adjustments to reconcile net income to
  net cash from operating activities                        (45)            104
                                                        -------         -------
Net cash from operating activities                           43             176
Net cash from investing activities                       (3,078)         (1,805)
Net cash from financing activities                        1,270           1,990
                                                        -------         -------
Net change in cash and cash equivalents                  (1,765)            361
Cash and cash equivalents at beginning of period          3,499           1,087
                                                        -------         -------
Cash and cash equivalents at end of period              $ 1,734         $ 1,448
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

Total shareholders' equity increased $168,000 between June 30, 2001 and September 30, 2001, the increase was primarily due increases in earnings retained and other comprehensive income.

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)


The Corporation is not subject to any separate regulatory capital requirements. The Bank, however, is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At September 30, 2001, and June 30, 2001, the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios at September 30, 2001 and June 30, 2001, the Bank is considered well capitalized under the Federal Deposit Insurance Corporation Act.

At September 30, 2001, and June 30, 2001 the Bank's actual capital levels and minimum required levels were:

                                                                                Minimum
                                                                             Required To Be
                                                    Minimum Required        Well Capitalized
                                                      For Capital       Under Prompt Corrective
                                    Actual          Adequacy Purposes     Action Regulations
                               Amount    Ratio     Amount     Ratio        Amount     Ratio
                               ------    -----     ------     -----        ------     -----
September 30, 2001
------------------
Total capital (to risk-
  weighted assets)            $7,975     15.6%     $4,083      8.0%        $5,104     10.0%
Tier 1 (core) capital (to
  risk-weighted assets)        7,712     15.1       2,042      4.0          3,062      6.0
Tier 1 (core) capital (to
  adjusted total assets)       7,712     10.2       3,038      4.0          3,798      5.0
Tangible capital (to
  adjusted total assets)       7,712     10.2       1,139      1.5            N/A

June 30, 2001
-------------
Total capital (to risk-
  weighted assets)            $7,890     17.3%     $3,648      8.0%        $4,561     10.0%
Tier 1 (core) capital (to
  risk-weighted assets)        7,637     16.7       1,824      4.0          2,736      6.0
Tier 1 (core) capital (to
  adjusted total               7,637      9.9       3,079      4.0          3,848      5.0
Tangible capital (to
  adjusted total assets)       7,637      9.9       1,155      1.5            N/A

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

In May 2000, the Indian Village Bancorp, Inc. 2000 Stock Based Incentive Plan was approved by shareholders at the Corporation's Annual Meeting. Subject to certain adjustments to prevent dilution of awards to participants, the number of shares of common stock reserved for awards under the plan is 62,381 shares, consisting of 44,558 shares reserved for options and 17,823 shares reserved for restricted stock awards. Authorized but unissued shares or shares previously issued and reacquired by the Corporation may be used to satisfy awards under the plan. If authorized but unissued shares are used to satisfy restricted stock awards and the exercise of options granted under the plan, the number of outstanding shares will increase and will have a dilutive effect on the holdings of existing stockholders. The plan was effective on July 2, 2000. As of September 30, 2001, 44,400 options have been granted under the plan. As of September 30, 2001, no restricted stock awards had been granted under the plan.

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

(b) No current reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 2001.

                          INDIAN VILLAGE BANCORP, INC.
                                   SIGNATURES




Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  November 9, 2001                /s/ Marty R. Lindon
       -------------------             -----------------------------------
                                       Marty R. Lindon
                                       President and Chief Executive Officer





Date:  November 9, 2001                /s/ Lori S. Frantz
       -------------------             -----------------------------------
                                       Lori S. Frantz
                                       Vice President, Treasurer and
                                         Chief Financial Officer