Form 10QSB
period 2001-12-31
INDIAN VILLAGE BANCORP INC
filed 2002-02-14
CIK 1081338

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

        [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended December 31, 2001

        [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to               .
                               ---------------     --------------

Commission File Number  0-25971
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

As of February 8, 2002, the latest practical date, 402,139 of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes    [ ]           No        [X]

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.

                                      INDEX







                                                                                                           Page
                                                                                                           ----
PART I -FINANCIAL INFORMATION

         Item 1.   Condensed Financial Statements (Unaudited)

              Consolidated Balance Sheets ............................................................      3

              Consolidated Statements of Income ......................................................      4

              Consolidated Statements of Comprehensive Income ........................................      5

              Consolidated Statements of Changes in Shareholders' Equity..............................      6

              Consolidated Statements of Cash Flows ..................................................      8

              Notes to Consolidated Financial Statements .............................................      9

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations......................................     15


Part II - Other Information

         Item 1.   Legal Proceedings..................................................................     24

         Item 2.   Changes in Securities..............................................................     24

         Item 3.   Defaults Upon Senior Securities....................................................     24

         Item 4.   Submission of Matters to a Vote of Security Holders................................     24

         Item 5.   Other Information..................................................................     24

         Item 6.   Exhibits and Reports on Form 8-K...................................................     24


SIGNATURES ...........................................................................................     25



--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                           December 31,            June 30,
                                                                               2001                  2001
                                                                               ----                  ----

ASSETS
Cash and due from banks                                                      $  1,174              $  1,238
Interest-bearing deposits in other banks                                          156                 2,261
                                                                             --------              --------
     Total cash and cash equivalents                                            1,330                 3,499
Securities available for sale at fair value                                    20,725                17,014
Loans, net of allowance for loan losses                                        51,102                48,289
Premises and equipment, net                                                     1,452                 1,504
Real estate owned                                                                  70                    70
Federal Home Loan Bank stock                                                    1,245                 1,207
Bank-owned life insurance                                                       2,095                 2,038
Accrued interest receivable                                                       459                   444
Other assets                                                                       71                   152
                                                                             --------              --------

         Total assets                                                        $ 78,549              $ 74,217
                                                                             ========              ========
LIABILITIES
Deposits                                                                     $ 46,688              $ 44,617
Federal Home Loan Bank advances                                                23,490                21,200
Accrued interest payable                                                          121                   116
Other liabilities                                                                  36                   157
                                                                             --------              --------
     Total liabilities                                                         70,335                66,090

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized,
   none outstanding                                                                --                    --
Common stock, $.01 par value, 5,000,000 shares authorized
   445,583 shares issued                                                            4                     4
Additional paid-in capital                                                      3,249                 3,245
Retained earnings - substantially restricted                                    5,877                 5,730
Unearned employee stock ownership plan shares                                    (356)                 (371)
Treasury stock, at cost, 43,444 shares at December 31, 2001 and
  June 30, 2001                                                                  (514)                 (514)
Accumulated other comprehensive income (loss)                                     (46)                   33
                                                                             --------              --------
     Total shareholders' equity                                                 8,214                 8,127
                                                                             --------              --------

         Total liabilities and shareholders' equity                          $ 78,549              $ 74,217
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

                          INDIAN VILLAGE BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------



                                                                   Three Months Ended             Six Months Ended
                                                                       December 31,                  December 31,
                                                                       ------------                  ------------
                                                                  2001            2000            2001          2000
                                                                  ----           ----           ----            ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                                       $ 1,022        $   895         $ 2,014        $ 1,746
     Taxable securities                                              183            356             379            712
     Tax exempt securities                                            62             15             116             39
     Interest-bearing deposits and
       Federal funds sold                                              5             11              10             26
                                                                 -------        -------         -------        -------
         Total interest income                                     1,272          1,277           2,519          2,523

INTEREST EXPENSE
     Deposits                                                        502            522           1,050          1,004
     Federal Home Loan Bank advances                                 319            324             623            639
                                                                 -------        -------         -------        -------
         Total interest expense                                      821            846           1,673          1,643
                                                                 -------        -------         -------        -------

NET INTEREST INCOME                                                  451            431             846            880
Provision for loan losses                                             22              6              30             14
                                                                 -------        -------         -------        -------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                    429            425             816            866

NONINTEREST INCOME
     Service charges and other fees                                   23             22              51             38
     Gain on sale of securities
       available for sale, net                                        53             11              78             26
     Other income                                                     31             (8)             61             (9)
                                                                 -------        -------         -------        -------
         Total noninterest income                                    107             25             190             55

NONINTEREST EXPENSE
     Salaries and employee benefits                                  180            185             372            356
     Occupancy and equipment                                          48             49              96             88
     Professional and consulting fees                                 37             40              64             83
     Franchise taxes                                                  22             13              44             26
     Data processing                                                  23             22              44             42
     Director and committee fees                                      16             14              33             33
     Other expense                                                    65             77             122            143
                                                                 -------        -------         -------        -------
         Total noninterest expense                                   391            400             775            771
                                                                 -------        -------         -------        -------

INCOME BEFORE INCOME TAXES                                           145             50             231            150
Income tax expense                                                    16             11              14             39
                                                                 -------        -------         -------        -------

NET INCOME                                                       $   129        $    39         $   217        $   111
                                                                 =======        =======         =======        =======

EARNINGS PER COMMON SHARE (BASIC)                                $  0.35        $  0.11         $  0.59        $  0.29
                                                                 =======        =======         =======        =======

EARNINGS PER COMMON SHARE (DILUTED)                              $  0.35        $  0.11         $  0.59        $  0.29
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

                          INDIAN VILLAGE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Dollars in thousands)


--------------------------------------------------------------------------------


                                                                Three Months Ended             Six Months Ended
                                                                    December 31,                  December 31,
                                                                    ------------                  ------------
                                                               2001            2000            2001            2000
                                                               ----            ----            ----            ----

NET INCOME                                                    $ 129           $  39           $ 217           $ 111

Other comprehensive income, net of tax
     Unrealized gains (losses) on securities
       available for sale arising during period                (159)            239             (28)            344
     Reclassification adjustment for
       accumulated (gains) losses included in
       net income                                               (35)             (7)            (51)            (17)
                                                              -----           -----           -----           -----
         Net unrealized gains (losses)
           on securities                                       (194)            232             (79)            327


COMPREHENSIVE INCOME (LOSS)                                   $ (65)          $ 271           $ 138           $ 438
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

                          INDIAN VILLAGE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------



                                                                                                      Unrealized
                                                                                                       Gain on
                                                       Additional              Unearned               Securities
                                              Common    Paid-In    Retained      ESOP       Treasury   Available
                                              Stock     Capital    Earnings     Shares        Stock    for Sale      Total
                                              -----     -------    --------     ------        -----    --------      -----

Balance at July 1, 2000                      $     4    $ 4,022     $ 5,498     $  (333)    $  (273)    $  (261)    $ 8,657

Net income for the period                         --         --         111          --          --          --         111

Cash dividend - $0.14 per share                   --         --         (55)         --          --          --         (55)

Return of capital - $2.00 per share               --       (780)         --         (66)         --          --        (846)

Purchase of 21,165 shares of
  Treasury stock                                  --         --          --          --        (241)         --        (241)

Release of 1,297 ESOP shares                      --          2          --          13          --          --          15

Change in fair value of securities
  available for sale                              --         --          --          --          --         327         327
                                             -------    -------     -------     -------     -------     -------     -------

Balance at December 31, 2000                 $     4    $ 3,244     $ 5,554     $  (386)    $  (514)    $    66     $ 7,968
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

                          INDIAN VILLAGE BANCORP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------



                                                                                                 Unrealized
                                                                                                   Gain on
                                                   Additional              Unearned              Securities
                                          Common    Paid-In    Retained      ESOP      Treasury   Available
                                          Stock     Capital    Earnings     Shares      Stock     for Sale      Total
                                          -----     -------    --------     ------      -----     --------      -----

Balance at July 1, 2001                  $     4    $ 3,245    $ 5,730     $  (371)    $  (514)    $    33     $ 8,127

Net income for the period                     --         --        217          --          --          --         217

Cash dividend - $0.19 per share               --         --        (70)         --          --          --         (70)

Release of 1,560 ESOP shares                  --          4         --          15          --          --          19

Change in fair value of securities
  available for sale                          --         --         --          --          --         (79)        (79)
                                         -------    -------    -------     -------     -------     -------     -------

Balance at December 31, 2001             $     4    $ 3,249    $ 5,877     $  (356)    $  (514)    $   (46)    $ 8,214
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

                          INDIAN VILLAGE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


                                                                                     Six Months Ended
                                                                                       December 31,
                                                                                       ------------
                                                                                 2001                2000
                                                                                 ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                               $     217            $    111
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                                58                  55
         Premium amortization, net of accretion                                      34                (107)
         Provision for loan losses                                                   30                  14
         Federal Home Loan Bank stock dividends                                     (38)                (41)
         Gain/Loss on sale of securities available for sale                         (78)                (26)
         Compensation expense on ESOP shares                                         19                  15
         Net change in accrued interest receivable and other assets                  50                 181
         Net change in accrued expenses and other liabilities                      (116)               (119)
                                                                              ---------            --------
              Net cash from operating activities                                    176                  83

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in time deposits                                                     --                 200
     Purchases of securities available for sale                                 (14,653)             (9,288)
     Proceeds from sales of securities available for sale                         8,424               9,927
     Proceeds from maturities of securities available for sale                    2,442                 901
     Net change in loans                                                         (2,843)             (4,037)
     Purchases of bank-owned life insurance                                          --                  --
     Premises and equipment expenditures, net                                        (6)                (50)
     Purchases of Federal Home Loan Bank stock                                       --                  --
                                                                              ---------            --------
         Net cash from investing activities                                      (6,636)             (2,347)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                       2,071               3,983
     Net change in short-term Federal Home Loan Bank advances                     1,300              (2,250)
     Repayment of long-term FHLB advances                                        (1,000)                 --
     Proceeds from long-term Federal Home Loan Bank advances                      2,000               3,200
     Principle payments on long-term debt                                           (10)                 --
     Cash dividends paid                                                            (70)                (55)
     Return of capital distribution                                                  --                (846)
     Purchases of treasury stock                                                     --                (241)
                                                                              ---------            --------
         Net cash from financing activities                                       4,291               3,791
                                                                              ---------            --------

Net change in cash and cash equivalents                                          (2,169)              1,527
Cash and cash equivalents at beginning of period                                  3,499               1,087
                                                                              ---------            --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   1,330            $  2,614
                                                                              =========            ========

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                             $   1,045            $    858
         Income taxes                                                                --                  12



--------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Indian Village Bancorp, Inc. ("Corporation") at December 31, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements and notes thereto of the Corporation for the year ended June 30, 2001. The accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's June 30, 2001, financial statements, have been consistently followed in preparing this Form 10-QSB. The results of operations for the six months ended December 31, 2001 are not necessarily indicative of the results of operations that may be expected for the full year.

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

                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                      (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding during the three and six months ended December 31, 2001 used for this calculation were 366,982 and 366,583, respectively. The weighted average number of shares outstanding during the three and six months ended December 31, 2000 used for this calculation were 383,031 and 380,505, respectively. Employee Stock Ownership Plan ("ESOP") shares are considered outstanding for this calculation unless unallocated. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options. The weighted number of shares outstanding during the three and six months ended December 31, 2001 used for this calculation were 369,164 and 368,765, respectively. There was no per share dilution of the stock options for the three and six months ended December 31, 2001. No stock options were outstanding as of December 31, 2000, therefore the weighted number of shares outstanding were the same for the basic and diluted calculation.


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

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                      (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available for sale are summarized as follows:



                                                                 Gross        Gross        Estimated
                                                   Amortized   Unrealized   Unrealized        Fair
                                                      Cost       Gains        Losses          Value
                                                      ----       -----        ------          -----
     December 31, 2001
     -----------------
     Obligations of states and
       political subdivisions                       $  5,809     $  16       $  (119)       $  5,706
     Corporate debt securities                           944        23            (2)            965
     Mortgage-backed securities                       12,392        70           (48)         12,414
     Equity securities                                 1,650        10           (20)          1,640
                                                    --------     -----       -------        --------

                                                    $ 20,795     $ 119       $  (189)       $ 20,725
                                                    ========     =====       =======        ========

     June 30, 2001
     -------------
     Obligations of states and
       political subdivisions                       $  5,145     $  35       $   (78)       $  5,102
     Corporate debt securities                           497         5            --             502
     Mortgage-backed securities                        9,923       126           (38)         10,011
     Equity securities                                 1,399         1            (1)          1,399
                                                    --------     -----       -------        --------

                                                    $ 16,964     $ 167       $  (117)       $ 17,014
                                                    ========     =====       =======        ========




The amortized cost and estimated fair values of debt securities available for sale at December 31, 2001, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                                       Estimated
                                                      Amortized          Fair
                                                        Cost             Value

           Due after one year through five years      $    102         $    105
           Due after five years through ten years          503              489
           Due after ten years                           7,798            7,717
           Mortgage-backed securities                   12,392           12,414
                                                      --------         --------

                                                      $ 20,795         $ 20,725
                                                      ========         ========

Proceeds from sales of securities available for sale during the six months ended December 31, 2001 were $8.4 million. Gross gains of $80,000 and gross losses of $2,000 were realized on those sales. Proceeds from sales of securities available for sale during the six months ended December 31, 2000 were $9.9 million. Gross gains of $29,000 and gross losses of $3,000 were realized on those sales.


--------------------------------------------------------------------------------

                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                      (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

NOTE 4 - LOANS

Loans are summarized as follows:


                                                                     December 31,          June 30,
                                                                         2001                2001
                                                                         ----                ----

               Real estate loans:
                    One- to four-family residential                    $ 36,355            $ 33,698
                    Multi-family residential                              2,514               2,339
                    Nonresidential                                        2,522               2,576
                    Construction                                            929               1,488
                    Land                                                  1,034                 388
                                                                       --------            --------
                                                                         43,354              40,489
               Consumer loans:
                    Home equity loans and lines of credit                 2,296               2,190
                    Home improvement                                      1,444               1,125
                    Automobile                                            1,461               1,409
                    Loans on deposit accounts                               372                 459
                    Unsecured                                               239                 200
                    Other                                                 1,452               1,460
                                                                       --------            --------
                                                                          7,264               6,843

               Commercial business loans                                    831               1,277
                                                                       --------            --------
                                                                         51,449              48,609
               Less:
                    Net deferred loan fees and costs                        (57)                (66)
                    Loans in process                                        (20)                 (1)
                    Allowance for loan losses                              (270)               (253)
                                                                       --------            --------

                                                                       $ 51,102            $ 48,289
                                                                       ========            ========



Activity in the allowance for loan losses is summarized as follows:



                                                         Three Months Ended          Six Months Ended
                                                            December 31,               December 31,
                                                            ------------               ------------
                                                         2001          2000         2001          2000
                                                         ----          ----         ----          ----

               Balance at beginning of period           $ 259         $ 239        $ 253         $ 237
               Provision for losses                        22             6           30            14
               Charge-offs                                (11)           --          (13)           (6)
               Recoveries                                  --            --           --            --
                                                        -----         -----        -----         -----

               Balance at end of period                 $ 270         $ 245        $ 270         $ 245
                                                        =====         =====        =====         =====


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

As of December 31, 2001, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $1,194,000 and $1,440,000. As of June 30, 2001, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $1,602,000 and $2,012,000. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.


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

                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                      (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


NOTE 6 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

ESOP compensation expense was $10,000 and $19,000 for the three and six months ended December 31, 2001. ESOP compensation expense was $7,000 and $13,000 for the three and six months ended December 31, 2000. ESOP shares as of December 31, 2001 and June 30, 2001 were as follows:

                                                        December 31,  June 30,
                                                            2001        2001
                                                            ----        ----

               Shares released for allocation               7,103       5,543
               Unreleased shares                           34,793      36,353
                                                          -------     -------

               Total ESOP shares                           41,896      41,896
                                                          =======     =======

               Fair value of unreleased shares            $   478     $   422
                                                          =======     =======

The ESOP provides for the repurchase of any stock distributed to a participant at its fair market value. The fair market value of the allocated shares subject to repurchase was approximately $98,000 and $64,000 at December 31, 2001 and June 30, 2001 respectively.





--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


INTRODUCTION

In the following pages, management presents an analysis of the financial condition of Indian Village Bancorp, Inc. as of December 31, 2001 compared to June 30, 2001, and results of operations for the three and six months ended December 31, 2001 compared with the same periods in 2000. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.


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

FINANCIAL CONDITION

Total assets at December 31, 2001 were $78.5 million compared to $74.2 million at June 30, 2001, an increase of $4.3 million, or 5.8%. The increase in total assets was funded by deposit growth which was used to increase securities available for sale by $3.7 million and increase net loans by $2.8 million which was offset by a decrease in cash and cash equivalents of $2.2 million. The increase in loans consisted primarily of an increase in one- to four-family residential real estate loans of $2.7 million. The increase in one- to four-family residential real estate loans is reflective of a stable local economy and refinancing activity because of the decrease in interest rates. The security portfolio has changed to consist of more municipal securities to help reduce the tax effect on the Company.

Consumer loans represented 14.1% of gross loans at December 31, 2001 and June 30, 2001.


--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


Total deposits were $46.7 million on December 31, 2001 compared to $44.6 million at June 30, 2001, an increase of $2.1 million, or 4.7%. The Corporation experienced an increase in money market accounts of $2.0 million and an increase in certificates of deposit of $1.0 million which was partially offset by a decrease in NOW accounts of $949,000. Management attributes the increase in deposits to the opening of the new branch office in New Philadelphia, Ohio in November 1999 along with the related promotion of deposit products in order to help establish the office. The certificate deposit portfolio as a percent of total deposits decreased from 71.2% at June 30, 2001 to 70.2% at December 31, 2001. Almost all certificates of deposit held by the Corporation mature in less than three years with the majority maturing in the next year.

As a secondary source of liquidity, the Corporation obtains borrowings from the Federal Home Loan Bank of Cincinnati, from which it held advances totaling $23.5 million at December 31, 2001 and $21.2 million at June 30, 2001. Due to continued loan demand and in order to better leverage the Corporation's capital, the Corporation used these funds to originate mortgage loans and purchase securities available for sale as well as provide for short-term liquidity needs. FHLB advances at December 31, 2001 consisted of $1.3 million in short-term advances and $22.2 million in long-term callable fixed-rate advances. The long-term callable advances have specified call dates ranging from one to five years at which time the advances may be called at the option of the Federal Home Loan Bank. Additional advances may be obtained from the Federal Home Loan Bank to fund future loan growth and liquidity as needed.

Total shareholders' equity increased from $8.1 million at June 30, 2001 to $8.2 million at December 31, 2001.

Nonperforming assets, consisting of $70,000 in real estate owned and $1,145,000 of nonaccrual loans, totaled $1,215,000 at December 31, 2001 or 1.55% of total assets, an increase of $202,000 from June 30, 2001. At December 31, 2001 one borrower had total loans classified nonaccrual of $724,000. The majority of these loans are collateralized by either one- to four-family residential or multi-family property. Management anticipates collection of all principal and interest amounts due because of the low loan-to-collateral value. In addition, a favorable judgement on other unencumbered property belonging to the borrower has been entered on the Bank's behalf. This judgement further enhances our ability to collect all amounts due on the loans. The borrower has filed for chapter eleven bankrupcy protection and a March court date has been set. At some point in the future, depending on the court approved repayment plan and if any extensions are granted, these loans may need to be classified as impaired based on the increasing loan-to-value due to the increasing accrued interest. Management has made the determination that none of the nonaccrual loans were impaired as of December 31, 2001. This assessment is based on the fact that the majority of the loans are low loan-to-value residential loans. The allowance for loan losses totaled $270,000 at December 31, 2001, representing 23.6% of nonaccrual loans and 0.52% of gross loans receivable. At June 30, 2001 the allowance for loan losses totaled $253,000 and represented 26.8% of nonaccrual loans and 0.52% of gross loans receivable.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
     AND DECEMBER 31, 2000

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

Net income was $217,000 for the six months ended December 31, 2001, compared to $111,000 for the six months ended December 31, 2000. The increase in net income was primarily the result of an increase in noninterest income. Net income was negatively impacted by a decrease in net interest income. Basic earnings per common share was $0.59 for the six months ended December 31, 2001 compared to $0.29 for the six months ended December 31, 2000. Diluted earnings per common share was $0.59 for the six months ended December 31, 2001. Diluted earnings per share were $0.29 for the six months ended December 31, 2000 because stock options were not granted until September 20, 2001.

Net interest income totaled $816,000 for the six months ended December 31, 2001, as compared to $866,000 for the six months ended December 31, 2000, representing an decrease of $50,000, or 5.8%. The change in net interest income is attributable to a decrease in interest rate spread offset by an increase in the ratio of average interest-earning assets to average interest-bearing liabilities.

Interest and fees on loans increased approximately $268,000, or 15.3%, from $1.7 million for the six months ended December 31, 2000 to $2.0 million for the six months ended December 31, 2001. The increase in interest and fees on loans was due to an increase in the average balance of loans, partially offset by a decrease in the yield earned.

Interest earned on securities totaled $495,000 for the six months ended December 31, 2001, as compared to $751,000 for the six months ended December 31, 2000. The decrease was a result of lower average balances on securities combined with a lower yield earned.

Interest on interest-bearing deposits and overnight deposits decreased from $26,000 for the six months ended December 31, 2000, as compared to $10,000 for the same period in 2001 due to lower average balances and decrease in the yield earned.

Interest paid on deposits increased $46,000 for the six months ended December 31, 2001, compared to the six months ended December 31, 2000. The increase in interest expense was due to an increase in the average balance of deposits partially offset by a decrease in the yield paid.

Interest on Federal Home Loan Bank advances totaled $623,000 for the six months ended December 31, 2001, compared to $639,000 for the six months ended December 31, 2000. The decrease was the result of a lower cost of funds. The borrowings were used to provide funding for loan demand and to better leverage the Corporation's capital.

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






--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

The provision for loan losses for the six months ended December 31, 2001 totaled $30,000 compared to $14,000 for the six months ended December 31, 2000. The Corporation experienced net charge-offs of $13,000 during the six months ended December 31, 2001 compared to $6,000 during the six months ended December 31, 2000. The Corporation's low charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for the purchase or construction of one- to four-family residential properties and a minimum of 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. Despite this history, the Corporation cannot give any assurances as to the level of future charge-offs.

Noninterest income includes service charges and other fees, net gains on sales of securities available for sale and other income. For the six months ended December 31, 2001, noninterest income totaled $190,000 compared to $55,000 for the six months ended December 31, 2000. During the 2001 period, the Corporation experienced an increase in other income of $70,000 which primarily consisted of income from the bank-owned life insurance and net gains on sales of securities available for sale of $52,000, as well as service charges and other fees of $12,000. Management does not anticipate such gains on sales of securities available for sale to be a constant source of income in future periods.

Noninterest expense totaled $775,000 for the six months ended December 31, 2001 compared to $771,000 for same period in 2000. The increase in noninterest expense was primarily the result of a $18,000 increase in franchise tax expense and a $16,000 increase in salaries and employee benefits which was offset by a decrease of $19,000 in professional and consulting fees and a decrease of $21,000 in other expenses which consisted primarily of a decrease in advertising expense.

The volatility of income tax expense is primarily attributable to the increase in tax exempt securities interest income. The provision for income taxes totaled a $14,000 for the six months ended December 31, 2001 compared to $39,000 for the six months ended December 31, 2000.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
     AND DECEMBER 31, 2000

Net income was $129,000 for the three months ended December 31, 2001, compared to $39,000 for the three months ended December 31, 2000. The increase in net income for the three months ended December 31, 2001 was primarily the result of an increase in noninterest income and a decrease in interest expense which was partially offset by an increase in the provision for loans losses expense. Basic earnings per common share was $0.35 for the three months ended December 31, 2001 compared to $0.11 for the three months ended December 31, 2000. Diluted earnings per common share was $0.35 for the three months ended December 31, 2001. Diluted earnings per share were $0.11 for the three months ended December 31, 2000 because stock options were not granted until September 20, 2001.

Net interest income totaled $429,000 for the three months ended December 31, 2001, as compared to $425,000 for the three months ended December 31, 2000, representing an increase of $4,000, or 0.9%. The change in net interest income is attributable to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities offset by a decrease in the interest rate spread.

Interest and fees on loans increased approximately $127,000, or 14.2%, from $895,000 for the three months ended December 31, 2000 to $1.0 million for the three months ended December 31, 2001. The increase in interest income was due to higher average loans offset by a lower average yield on loans.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

Interest earned on securities totaled $245,000 for the three months ended December 31, 2001, as compared to $371,000 for the three months ended December 31, 2000. The decrease was a result of lower average yield on securities.

Interest on interest-bearing deposits and overnight deposits for the three months ended December 31, 2001 totaled $5,000, compared to $11,000 in the same quarter in 2000.

Interest paid on deposits decreased $20,000 for the three months ended December 31, 2001, compared to the three months ended December 31, 2000. The decrease in interest expense was due to a decrease in the cost of funds offset with an increase in the average balances of deposits.

Interest on Federal Home Loan Bank advances totaled $319,000 for the three months ended December 31, 2001, compared to $324,000 for the three months ended December 31, 2000. The increase was the result of a higher average balance offset by a lower cost of funds. The additional borrowings were used to provide funding for loan demand.

The provision for loan losses for the three months ended December 31, 2001 totaled $22,000 compared to $6,000 for the three months ended December 31, 2000. The Corporation experienced net charge-offs of $11,000 during the three months ended December 31, 2001. The Corporations did not experience any net charge-offs during the three months ended December 31, 2000.

For the three months ended December 31, 2001, noninterest income totaled $107,000, compared to $25,000 for the three months ended December 31, 2000. During the 2001 period, the Corporation experienced an increase in net gains on sales of securities available for sale of $42,000 and other income of $39,000 which primarily consisted of the income from the bank-owned life insurance.

Noninterest expense totaled $391,000 for the three months ended December 31, 2001 compared to $400,000 for same period in 2000. The decrease in noninterest expense was primarily the result of a $12,000 decrease in other expenses partially offset by an increase of $9,000 in franchise tax expense.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $16,000 for the three months ended December 31, 2001 compared to $11,000 for the three months ended December 31, 2000.






--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the six months ended December 31, 2001 and 2000.

                                                              Six Months Ended
                                                                December 31,
                                                                ------------

                                                             2001         2000
                                                             ----         ----

Net income                                                 $   217      $   111
Adjustments to reconcile net income to
  net cash from operating activities                           (41)         (28)
                                                           -------      -------
Net cash from operating activities                             176           83
Net cash from investing activities                          (6,636)      (2,347)
Net cash from financing activities                           4,291        3,791
                                                           -------      -------
Net change in cash and cash equivalents                     (2,169)       1,527
Cash and cash equivalents at beginning of period             3,499        1,087
                                                           -------      -------
Cash and cash equivalents at end of period                 $ 1,330      $ 2,614
                                                           -------      -------

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

The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand, deposit withdrawls, or to fund investment opportunities. Management believes the Corporation's liquidity position is strong based on its level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

Total shareholders' equity increased $87,000 between June 30, 2001 and December 31, 2001, the increase was primarily due increases in earnings retained which was offset by a decreases in other comprehensive income.



--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

The Corporation is not subject to any separate regulatory capital requirements. The Bank, however, is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At December 31, 2001, and June 30, 2001, the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios at December 31, 2001 and June 30, 2001, the Bank is considered well capitalized under the Federal Deposit Insurance Corporation Act.

At December 31, 2001, and June 30, 2001 the Bank's actual capital levels and minimum required levels were:



                                                                                               Minimum
                                                                                           Required To Be
                                                             Minimum Required             Well Capitalized
                                                                For Capital           Under Prompt Corrective
                                        Actual              Adequacy Purposes            Action Regulations
                                 Amount         Ratio      Amount         Ratio        Amount           Ratio
                                 ------         -----      ------         -----        ------           -----

December 31, 2001
-----------------
Total capital (to risk-
  weighted assets)             $   8,131         15.5%    $  4,208          8.0%     $    5,260          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)            7,861         14.9        2,104          4.0           3,156           6.0
Tier 1 (core) capital (to
  adjusted total assets)           7,861         10.1        3,116          4.0           3,895           5.0
Tangible capital (to
  adjusted total assets)           7,861         10.1        1,169          1.5             N/A

June 30, 2001
-------------
Total capital (to risk-
  weighted assets)             $   7,890         17.3%    $  3,648          8.0%     $    4,561          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)            7,637         16.7        1,824          4.0           2,736           6.0
Tier 1 (core) capital (to
  adjusted total                   7,637          9.9        3,079          4.0           3,848           5.0
Tangible capital (to
  adjusted total assets)           7,637          9.9        1,155          1.5             N/A




--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

In May 2000, the Indian Village Bancorp, Inc. 2000 Stock Based Incentive Plan was approved by shareholders at the Corporation's Annual Meeting. Subject to certain adjustments to prevent dilution of awards to participants, the number of shares of common stock reserved for awards under the plan is 62,381 shares, consisting of 44,558 shares reserved for options and 17,823 shares reserved for restricted stock awards. Authorized but unissued shares or shares previously issued and reacquired by the Corporation may be used to satisfy awards under the plan. If authorized but unissued shares are used to satisfy restricted stock awards and the exercise of options granted under the plan, the number of outstanding shares will increase and will have a dilutive effect on the holdings of existing stockholders. The plan was effective on July 2, 2000. As of December 31, 2001, 44,400 options have been granted under the plan. As of December 31, 2001, no restricted stock awards had been granted under the plan.










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

                   -------------------
                (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration
                    Statement and amendments thereto, initially filed on March 18, 1998, Registration No.
                    333-74621.
                (2) Incorporated herein by reference from the Exhibits to Form 10-QSB for the quarter ended September 30, 1999, filed November 15, 1999.
                (3) Incorporated herein be reference from the Proxy Statement filed March 27, 2000.
                (4) Reference is hereby made to Consolidated Statements of Income on page 4, hereof.

           (b)  No current reports on Form 8-K were filed by the Corporation during the quarter ended
                December 31, 2001.





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




Date:  February 8, 2002                    /s/ Marty R. Lindon
       ------------------------            -------------------------------------
                                           Marty R. Lindon
                                           President and Chief Executive Officer





Date:  February 8, 2002                    /s/ Lori S. Frantz
       ------------------------            -------------------------------------
                                           Lori S. Frantz
                                           Vice President, Treasurer and
                                           Chief Financial Officer








--------------------------------------------------------------------------------