Form 10QSB
period 2002-03-31
INDIAN VILLAGE BANCORP INC
filed 2002-05-14
CIK 1081338

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 2002

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

As of May 10, 2002, the latest practical date, 402,139 of the issuer's common shares, $.01 par value, were issued and outstanding.

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


--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)
-------------------------------------------------------------------------------


                                                                       March 31,          June 30,
                                                                         2002               2001
                                                                         ----               ----
ASSETS
Cash and due from banks                                               $  1,070           $  1,238
Interest-bearing deposits in other banks                                   818              2,261
                                                                      --------           --------
     Total cash and cash equivalents                                     1,888              3,499
Securities available for sale at fair value                             23,681             17,014
Loans, net of allowance for loan losses                                 52,160             48,289
Premises and equipment, net                                              1,443              1,504
Real estate owned                                                           70                 70
Federal Home Loan Bank stock                                             1,279              1,207
Bank-owned life insurance                                                2,122              2,038
Accrued interest receivable                                                495                444
Other assets                                                               122                152
                                                                      --------           --------
         Total assets                                                 $ 83,260           $ 74,217
                                                                      ========           ========


LIABILITIES
Deposits                                                              $ 49,899           $ 44,617
Federal Home Loan Bank advances                                         24,908             21,200
Accrued interest payable                                                   132                116
Other liabilities                                                           91                157
                                                                      --------           --------
     Total liabilities                                                  75,030             66,090

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized,
   none outstanding                                                         --                 --
Common stock, $.01 par value, 5,000,000 shares authorized
   445,583 shares issued                                                     4                  4
Additional paid-in capital                                               3,251              3,245
Retained earnings - substantially restricted                             5,980              5,730
Unearned employee stock ownership plan shares                             (349)              (371)
Treasury stock, at cost, 43,444 shares at March 31, 2002 and
  June 30, 2001                                                           (514)              (514)
Accumulated other comprehensive income (loss)                             (142)                33
                                                                      --------           --------
     Total shareholders' equity                                          8,230              8,127
                                                                      --------           --------
         Total liabilities and shareholders' equity                   $ 83,260           $ 74,217
                                                                      ========           ========

-------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


                                            Three Months Ended      Nine Months Ended
                                                 March 31,               March 31,
                                                ---------                ---------

                                            2002        2001        2002        2001
                                            ----        ----        ----        ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                $ 1,004     $   952     $ 3,018     $ 2,698
     Taxable securities                       192         297         571       1,009
     Tax exempt securities                     76          33         192          72
     Interest-bearing deposits and
       Federal funds sold                      --          21          10          47
                                          -------     -------     -------     -------
         Total interest income              1,272       1,303       3,791       3,826


INTEREST EXPENSE
     Deposits                                 471         550       1,521       1,554
     Federal Home Loan Bank advances          323         309         946         948
                                          -------     -------     -------     -------
         Total interest expense               794         859       2,467       2,502
                                          -------     -------     -------     -------

NET INTEREST INCOME                           478         444       1,324       1,324
Provision for loan losses                      15           6          45          20
                                          -------     -------     -------     -------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                             463         438       1,279       1,304

NONINTEREST INCOME
     Service charges and other fees            22          24          73          62
     Gain on sale of securities
       available for sale, net                 11          81          89         107
     Other income                              32           8          93          (1)
                                          -------     -------     -------     -------
         Total noninterest income              65         113         255         168

NONINTEREST EXPENSE
     Salaries and employee benefits           197         185         569         541
     Occupancy and equipment                   47          50         143         138
     Professional and consulting fees          18          20          82          97
     Franchise taxes                           23          22          67          48
     Data processing                           26          20          70          62
     Director and committee fees               17          11          50          50
     Other expense                             65          68         187         211
                                          -------     -------     -------     -------
         Total noninterest expense            393         376       1,168       1,147
                                          -------     -------     -------     -------
INCOME BEFORE INCOME TAXES                    135         175         366         325
Income tax expense                              5          60          19          99
                                          -------     -------     -------     -------
NET INCOME                                $   130     $   115     $   347     $   226
                                          =======     =======     =======     =======
EARNINGS PER COMMON SHARE (BASIC)         $  0.36     $  0.31     $  0.95     $  0.60
                                          =======     =======     =======     =======
EARNINGS PER COMMON SHARE (DILUTED)       $  0.35     $  0.31     $  0.94     $  0.60
                                          =======     =======     =======     =======


-------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Dollars in thousands)
-------------------------------------------------------------------------------


                                                    Three Months Ended     Nine Months Ended
                                                         March 31,             March 31,
                                                         ---------             ---------
                                                     2002       2001       2002        2001
                                                     ----       ----       ----        ----

NET INCOME                                          $ 130      $ 115      $ 347      $ 226

Other comprehensive income, net of tax
     Unrealized gains (losses) on securities
       available for sale arising during period       (89)       126       (117)       470
     Reclassification adjustment for
       accumulated (gains) losses included in
       net income                                      (7)       (54)       (58)       (71)
                                                    -----      -----      -----      -----
         Net unrealized gains (losses)
           on securities                              (96)        72       (175)       399


COMPREHENSIVE INCOME (LOSS)                         $  34      $ 187      $ 172      $ 625
                                                    =====      =====      =====      =====


-------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)
-------------------------------------------------------------------------------


                                                                                                        Unrealized
                                                                                                         Gain on
                                                    Additional                Unearned                  Securities
                                         Common       Paid-In    Retained       ESOP       Treasury      Available
                                          Stock       Capital    Earnings      Shares       Stock         for Sale    Total
                                          -----       -------    --------      ------        -----        --------    -----
Balance at July 1, 2000                 $     4     $ 4,022      $ 5,498      $  (333)     $  (273)     $  (261)     $ 8,657

Net income for the period                    --          --          226           --           --           --          226

Cash dividend - $0.21 per share              --          --          (80)          --           --           --          (80)

Return of capital - $2.00 per share          --        (780)          --          (66)          --           --         (846)

Purchase of 21,165 shares of
  Treasury stock                             --          --           --           --         (241)          --         (241)

Release of 2,000 ESOP shares                 --           3           --           20           --           --           23

Change in fair value of securities
  available for sale                         --          --           --           --           --          399          399
                                        -------     -------      -------      -------      -------      -------      -------

Balance at March 31, 2001               $     4     $ 3,245      $ 5,644      $  (379)     $  (514)     $   138      $ 8,138
                                        =======     =======      =======      =======      =======      =======      =======



-------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
                                   (Unaudited)
                             (Dollars in thousands)

-------------------------------------------------------------------------------





                                                                                                     Unrealized
                                                                                                      Gain on
                                                   Additional               Unearned                 Securities
                                         Common     Paid-In    Retained       ESOP       Treasury     Available
                                         Stock      Capital    Earnings      Shares       Stock       for Sale       Total
                                         -----      -------    --------      ------       -----       --------       -----
Balance at July 1, 2001                $     4     $ 3,245     $ 5,730      $  (371)     $  (514)     $    33      $ 8,127

Net income for the period                   --          --         347           --           --           --          347

Cash dividend - $0.27 per share             --          --         (97)          --           --           --          (97)

Release of 2,256 ESOP shares                --           6          --           22           --           --           28

Change in fair value of securities
  available for sale                        --          --          --           --           --         (175)        (175)
                                       -------     -------     -------      -------      -------      -------      -------
Balance at March 31, 2002              $     4     $ 3,251     $ 5,980      $  (349)     $  (514)     $  (142)     $ 8,230
                                       =======     =======     =======      =======      =======      =======      =======


-------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

-------------------------------------------------------------------------------



                                                                           Nine Months Ended
                                                                               March 31,
                                                                               ---------
                                                                          2002           2001
                                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                         $    347      $    226
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                         86            85
         Premium amortization, net of accretion                               71          (123)
         Provision for loan losses                                            45            20
         Federal Home Loan Bank stock dividends                              (52)          (62)
         Gain/Loss on sale of securities available for sale                  (89)         (107)
         Compensation expense on ESOP shares                                  28            23
         Net change in accrued interest receivable and other assets         (105)          163
         Net change in accrued expenses and other liabilities                 40           (30)
                                                                        --------      --------
              Net cash from operating activities                             371           195

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in time deposits                                              --           200
     Purchases of securities available for sale                          (21,662)      (16,979)
     Proceeds from sales of securities available for sale                 10,999        15,567
     Proceeds from maturities of securities available for sale             3,749         1,760
     Net change in loans                                                  (3,916)       (5,888)
     Purchases of bank-owned life insurance                                 --          (2,009)
     Premises and equipment expenditures, net                                (25)          (50)
     Purchases of Federal Home Loan Bank stock                               (20)          (25)
                                                                        --------      --------
         Net cash from investing activities                              (10,875)       (7,424)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                5,282         6,460
     Net change in short-term Federal Home Loan Bank advances              2,750          (550)
     Repayment of long-term FHLB advances                                 (1,000)           --
     Proceeds from long-term Federal Home Loan Bank advances               2,000         3,200
     Principal payments on long-term debt                                    (42)           --
     Cash dividends paid                                                     (97)          (80)
     Return of capital distribution                                           --          (846)
     Purchases of treasury stock                                              --          (241)
                                                                        --------      --------
         Net cash from financing activities                                8,893         7,943
                                                                        --------      --------

Net change in cash and cash equivalents                                   (1,611)          714
Cash and cash equivalents at beginning of period                           3,499         1,087
                                                                        --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  1,888      $  1,801
                                                                        ========      ========

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                       $  2,475      $  2,503
         Income taxes                                                         --            12


-------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Indian Village Bancorp, Inc. ("Corporation") at March 31, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements and notes thereto of the Corporation for the year ended June 30, 2001. The accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's June 30, 2001, financial statements, have been consistently followed in preparing this Form 10-QSB. The results of operations for the nine months ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for the full year.

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



-------------------------------------------------------------------------------
                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding during the three and nine months ended March 31, 2002 used for this calculation were 367,694 and 366,948, respectively. The weighted average number of shares outstanding during the three and nine months ended March 31, 2001 used for this calculation were 364,743 and 379,385, respectively. Employee Stock Ownership Plan ("ESOP") shares are considered outstanding for this calculation unless unallocated. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options. The weighted number of shares outstanding during the three and nine months ended March 31, 2002 used for this calculation were 371,002 and 370,256, respectively. There was $0.01 per share dilution of the stock options for the three and nine months ended March 31, 2002. No stock options were outstanding as of March 31, 2001, therefore the weighted number of shares outstanding were the same for the basic and diluted calculation.

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

Under Office of Thrift Supervision ("OTS") regulations, ___ limitations have been imposed on all "capital distributions" by savings institutions, including cash dividends. Under OTS regulations, the Bank is not permitted to pay a cash dividend on its common shares if the regulatory capital would, as a result of the payment of such dividend, be reduced below the amount required for the liquidation account, or applicable regulatory capital requirements prescribed by the OTS.

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

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

-------------------------------------------------------------------------------

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available for sale are summarized as follows:


                                              Gross          Gross      Estimated
                               Amortized    Unrealized    Unrealized      Fair
                                 Cost         Gains         Losses        Value
                                 ----         -----         ------        -----
March 31, 2002
--------------
Obligations of states and
  political subdivisions       $  7,218     $     19      $   (123)     $  7,114
Corporate debt securities           940           18            (6)          952
Mortgage-backed securities       14,088           50          (108)       14,030
Equity securities                 1,650            5           (70)        1,585
                               --------     --------      --------      --------
                               $ 23,896     $     92      $   (307)     $ 23,681
                               ========     ========      ========      ========

June 30, 2001
--------------
Obligations of states and
  political subdivisions       $  5,145     $     35      $    (78)     $  5,102
Corporate debt securities           497            5            --           502
Mortgage-backed securities        9,923          126           (38)       10,011
Equity securities                 1,399            1            (1)        1,399
                               --------     --------      --------      --------
                               $ 16,964     $    167      $   (117)     $ 17,014
                               ========     ========      ========      ========


The amortized cost and estimated fair values of debt securities available for sale at March 31, 2002, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                        Estimated
                                           Amortized      Fair
                                             Cost        Value
                                             ----        -----
Due after one year through five years      $   101     $   105
Due after five years through ten years         971         963
Due after ten years                          8,736       8,583
Mortgage-backed securities                  14,088      14,030
                                           -------     -------
                                           $23,896     $23,681
                                           =======     =======

Proceeds from sales of securities available for sale during the nine months ended March 31, 2002 were $11.0 million. Gross gains of $93,000 and gross losses of $4,000 were realized on those sales. Proceeds from sales of securities available for sale during the nine months ended March 31, 2001 were $15.6 million. Gross gains of $116,000 and gross losses of $9,000 were realized on those sales.

-------------------------------------------------------------------------------
                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

-------------------------------------------------------------------------------

NOTE 4 - LOANS

Loans are summarized as follows:
                                                        March 31,     June 30,
                                                          2002          2001
                                                          ----          ----
         Real estate loans:
              One-to four-family residential            $ 37,825      $ 33,698
              Multi-family residential                     2,405         2,339
              Nonresidential                               2,506         2,576
              Construction                                 1,342         1,488
              Land                                           406           388
                                                        --------      --------
                                                          44,484        40,489
         Consumer loans:
              Home equity loans and lines of credit        2,394         2,190
              Home improvement                             1,571         1,125
              Automobile                                   1,465         1,409
              Loans on deposit accounts                      364           459
              Unsecured                                      154           200
              Other                                        1,426         1,460
                                                        --------      --------
                                                           7,374         6,843

         Commercial business loans                           727         1,277
                                                        --------      --------
                                                          52,585        48,609
         Less:
              Net deferred loan fees and costs               (59)          (66)
              Escrow                                         (73)           --
              Loans in process                               (10)           (1)
              Allowance for loan losses                     (283)         (253)
                                                        --------      --------

                                                        $ 52,160      $ 48,289
                                                        ========      ========

Activity in the allowance for loan losses is summarized as follows:

                                        Three Months Ended    Nine Months Ended
                                             March 31,            March 31,
                                            ---------            ---------
                                        2002       2001       2002       2001
                                        ----       ----       ----       ----

     Balance at beginning of period     $ 270      $ 245      $ 253      $ 237
     Provision for losses                  15          6         45         20
     Charge-offs                           (2)       (10)       (15)       (16)
     Recoveries                            --         --         --         --
                                        -----      -----      -----      -----

     Balance at end of period           $ 283      $ 241      $ 283      $ 241
                                        =====      =====      =====      =====


-------------------------------------------------------------------------------
                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                      (Table dollar amounts in thousands)

-------------------------------------------------------------------------------

NOTE 4 - LOANS (Continued)

Nonaccrual loans totaled approximately $1,104,000 and $943,000 at March 31, 2002, and June 30, 2001, respectively.

Impaired loans were as follows.

                                                   March 31,   June 30,
                                                     2002        2001
                                                     ----        ----

Loans with no allocated allowance                     $--        $--
  for loan losses
Loans with allocated allowance                         35         35
                                                      ---        ---
     Total                                            $35        $35


                                                     2002        2001
                                                     ----        ----

Amount of the allowance for loan losses allocated     $35        $--
Average of impaired loans during the period           $ 1        $--
Interest income recognized during impairment          $--        $--
Cash-basis interest income recognized                 $--        $--


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

As of March 31, 2002, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $1,179,000 and $2,166,000. As of June 30, 2001, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $1,602,000 and $2,012,000. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.




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

ESOP compensation expense was $10,000 and $29,000 for the three and nine months ended March 31, 2002. ESOP compensation expense was $8,000 and $23,000 for the three and nine months ended March 31, 2001. ESOP shares as of March 31, 2002 and June 30, 2001 were as follows:

                                    March 31,    June 30,
                                      2002        2001
                                      ----        ----
Shares released for allocation        7,799       5,543
Unreleased shares                    34,097      36,353
                                    -------     -------

Total ESOP shares                    41,896      41,896
                                    =======     =======

Fair value of unreleased shares     $   511     $   422
                                    =======     =======

The ESOP provides for the repurchase of any stock distributed to a participant at its fair market value. The fair market value of the allocated shares subject to repurchase was approximately $117,000 and $64,000 at March 31, 2002 and June 30, 2001 respectively.

-------------------------------------------------------------------------------
                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

-------------------------------------------------------------------------------


INTRODUCTION

In the following pages, management presents an analysis of the financial condition of Indian Village Bancorp, Inc. as of March 31, 2002 compared to June 30, 2001, and results of operations for the three and nine months ended March 31, 2002 compared with the same periods in 2001. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

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

FINANCIAL CONDITION

Total assets at March 31, 2002 were $83.3 million compared to $74.2 million at June 30, 2001, an increase of $9.1 million, or 12.3%. The increase in total assets was funded by deposit growth of $5.3 million and an increase in borrowings of $3.7 million which was used to increase securities available for sale by $6.7 million and increase net loans by $3.9 million. The increase in loans consisted primarily of an increase in one- to four-family residential real estate loans of $4.1 million. The increase in one- to four-family residential real estate loans is reflective of a stable local economy and the ability of the Corporation to attract refinance activity because of the decrease in interest rates. The security portfolio has changed to consist of more municipal securities to help reduce the tax effect on the Company.


-------------------------------------------------------------------------------
                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

-------------------------------------------------------------------------------


Total deposits were $49.9 million on March 31, 2002 compared to $44.6 million at June 30, 2001, an increase of $5.3 million, or 11.9%. The Corporation experienced an increase in certificates of deposit of $3.3 million and money market accounts of $2.7 million which was partially offset by a decrease in NOW accounts of $927,000. Management attributes the increase in deposits to the opening of the new branch office in New Philadelphia, Ohio in November 1999 along with the related promotion of deposit products in order to help establish the office. The certificate deposit portfolio as a percent of total deposits decreased from 71.2% at June 30, 2001 to 70.3% at March 31, 2002. Almost all certificates of deposit held by the Corporation mature in less than three years with the majority maturing in the next year.

As a secondary source of liquidity, the Corporation obtains borrowings from the Federal Home Loan Bank of Cincinnati, from which it held advances totaling $24.9 million at March 31, 2002 and $21.2 million at June 30, 2001. Due to continued loan demand and in order to better leverage the Corporation's capital, the Corporation used these funds to originate mortgage loans and purchase securities available for sale as well as provide for short-term liquidity needs. FHLB advances at March 31, 2002 consisted of $2.8 million in short-term advances and $22.1 million in long-term callable fixed-rate advances. The long-term callable advances have specified call dates ranging from one to five years at which time the advances may be called at the option of the Federal Home Loan Bank. Additional advances may be obtained from the Federal Home Loan Bank to fund future loan growth and liquidity as needed.

Total shareholders' equity increased from $8.1 million at June 30, 2001 to $8.2 million at March 31, 2002.

Nonperforming assets, consisting of $70,000 in real estate owned and $1,104,000 of nonaccrual loans, totaled $1,174,000 at March 31, 2002 or 1.41% of total assets, an increase of $161,000 from June 30, 2001. At March 31, 2002 one borrower had total loans classified nonaccrual of $725,000. The majority of these loans are collateralized by either one- to four-family residential or multi-family property. In addition, a favorable judgment on other unencumbered property belonging to the borrower has been entered on the Bank's behalf. This judgment further enhances our ability to collect all amounts due on the loans. The borrower has filed for chapter eleven bankrupcy protection and the proceedings are now scheduled for May 2002. Management has made the determination that $35,000 of the nonaccrual loans were impaired as of March 31, 2002. This assessment is based on the fact that the majority of the loans are low loan-to-value residential loans. At some point in the future, depending on the court approved repayment plan and if any extensions are granted, the balance of these loans may need to be classified as impaired based on the increasing loan-to-value due to the increasing accrued interest. The allowance for loan losses totaled $283,000 at March 31, 2002, representing 25.6% of nonaccrual loans and 0.54% of gross loans receivable. At June 30, 2001 the allowance for loan losses totaled $253,000 and represented 26.8% of nonaccrual loans and 0.52% of gross loans receivable.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND
  MARCH 31, 2001

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

Net income was $347,000 for the nine months ended March 31, 2002, compared to $226,000 for the nine months ended March 31, 2001. The increase in net income was primarily the result of an increase in noninterest income. Basic earnings per common share was $0.95 for the nine months ended March 31, 2002 compared to $0.60 for the nine months ended March 31, 2001. Diluted earnings per common share was $0.94 for the nine months ended March 31, 2002. Diluted earnings per share were $0.60 for the nine months ended March 31, 2001 because stock options were not granted until September 20, 2001.

Net interest income totaled $1.3 million for the nine months ended March 31, 2002 and March 31, 2001. The stability in net interest income is attributable to a decrease in interest rate spread offset by an increase in the ratio of average interest-earning assets to average interest-bearing liabilities.

Interest and fees on loans increased approximately $320,000, or 11.9%, from $2.7 million for the nine months ended March 31, 2001 to $3.0 million for the nine months ended March 31, 2002. The increase in interest and fees on loans was due to an increase in the average balance of loans, partially offset by a decrease in the yield earned.

Interest earned on securities totaled $763,000 for the nine months ended March 31, 2002, as compared to $1.1 million for the nine months ended December 31, 2001. The decrease was a result of a lower yield earned on securities.

Interest on interest-bearing deposits and overnight deposits decreased from $47,000 for the nine months ended March 31, 2001, as compared to $10,000 for the same period in 2002 due to lower average balances and decrease in the yield earned.

Interest paid on deposits decreased $33,000 for the nine months ended March 31, 2002, compared to the nine months ended March 31, 2001. The decrease in interest expense was due to a decrease in the yield paid partially offset by an increase in the average balance of deposits.

Interest on Federal Home Loan Bank advances totaled $946,000 for the nine months ended March 31, 2002, compared to $948,000 for the nine months ended March 31, 2001. The decrease was the result of a lower cost of funds. The borrowings were used to provide funding for loan demand and to better leverage the Corporation's capital.

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

-------------------------------------------------------------------------------
                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

-------------------------------------------------------------------------------

The provision for loan losses for the nine months ended March 31, 2002 totaled $45,000 compared to $20,000 for the nine months ended March 31, 2001. The Corporation experienced net charge-offs of $15,000 during the nine months ended March 31, 2002 compared to $16,000 during the nine months ended March 31, 2001. The Corporation's low charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for the purchase or construction of one- to four-family residential properties and a minimum of 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. Despite this history, the Corporation cannot give any assurances as to the level of future charge-offs.

Noninterest income includes service charges and other fees, net gains on sales of securities available for sale and other income. For the nine months ended March 31, 2002, noninterest income totaled $255,000 compared to $168,000 for the nine months ended March 31, 2001. During the 2002 period, the Corporation experienced an increase in other income of $94,000 which primarily consisted of income from the bank-owned life insurance. The Corporation also experienced and increase in service charges and other fees of $11,000 which was offset by a decrease in net gains on sales of securities available for sale of $18,000.

Noninterest expense totaled $1.2 million for the nine months ended March 31, 2002 compared to $1.1 million for same period in 2001 an increase of $21,000 or 1.8%. The increase in noninterest expense was primarily the result of a $28,000 increase in salaries and employee benefits and a $19,000 increase in franchise tax expense which was offset by a decrease of $24,000 in other expenses and a $15,000 decrease in professional and consulting fees. The decrease in other expenses consisted primarily of a decrease in advertising and stationary and supplies expense.

The volatility of income tax expense is primarily attributable to the increase in tax exempt securities interest income. The provision for income taxes totaled a $19,000 for the nine months ended March 31, 2002 compared to $99,000 for the nine months ended March 31, 2001.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002
     AND MARCH 31, 2001

Net income was $130,000 for the three months ended March 31, 2002, compared to $115,000 for the three months ended March 31, 2001. The increase in net income for the three months ended March 31, 2002 was primarily the result of an increase in net interest income and a decrease in income tax expense which was partially offset by a decrease in noninterest income and an increase in noninterest expense. Basic earnings per common share was $0.36 for the three months ended March 31, 2002 compared to $0.31 for the three months ended March 31, 2001. Diluted earnings per common share was $0.35 for the three months ended March 31, 2002. Diluted earnings per share were $0.31 for the three months ended March 31, 2001 because stock options were not granted until September 20, 2001.

Net interest income totaled $478,000 for the three months ended March 31, 2002, as compared to $444,000 for the three months ended March 31, 2001, representing an increase of $34,000, or 7.7%. The change in net interest income is attributable to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities offset by a decrease in the interest rate spread.

Interest and fees on loans increased approximately $52,000, or 5.5%, from $952,000 for the three months ended March 31, 2001 to $1.0 million for the three months ended March 31, 2002. The increase in interest income was due to higher average loans offset by a lower average yield on loans.


-------------------------------------------------------------------------------
                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

-------------------------------------------------------------------------------

Interest earned on securities totaled $268,000 for the three months ended March 31, 2002, as compared to $330,000 for the three months ended March 31, 2001. The decrease was a result of lower average yield on securities.

There was less than $1,000 interest on interest-bearing deposits and overnight deposits for the three months ended March 31, 2002. Interest on interest-bearing deposits and overnight deposits for the three months ended March 31, 2001 totaled $21,000.

Interest paid on deposits decreased $79,000 for the three months ended March 31, 2002, compared to the three months ended March 31, 2001. The decrease in interest expense was due to a decrease in the cost of funds offset with an increase in the average balances of deposits.

Interest on Federal Home Loan Bank advances totaled $323,000 for the three months ended March 31, 2002, compared to $309,000 for the three months ended March 31, 2001. The increase was the result of a higher average balance offset by a lower cost of funds. The additional borrowings were used to provide funding for loan demand.

The provision for loan losses for the three months ended March 31, 2002 totaled $15,000 compared to $6,000 for the three months ended March 31, 2001. The Corporation experienced net charge-offs of $2,000 and $10,000 during the three months ended March 31, 2002 and March 31, 2001, respectively.

For the three months ended March 31, 2002, noninterest income totaled $65,000, compared to $113,000 for the three months ended March 31, 2001. During the 2002 period, the Corporation experienced a decrease in net gains on sales of securities available for sale of $70,000 which was offset by an increase in other income of $24,000 which primarily consisted of the income from the bank-owned life insurance.

Noninterest expense totaled $393,000 for the three months ended March 31, 2002 compared to $376,000 for same period in 2001. The increase in noninterest expense was primarily the result of a $12,000 increase in salaries and employee benefits.

The volatility of income tax expense is primarily attributable to the increase in tax exempt securities interest income. The provision for income taxes totaled $5,000 for the three months ended March 31, 2002 compared to $60,000 for the three months ended March 31, 2001.


-------------------------------------------------------------------------------
                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the nine months ended March 31, 2002 and 2001.

                                                        Nine Months Ended
                                                            March 31,
                                                            ---------
                                                     2002            2001
                                                     ----            ----

Net income                                           $    347      $    226
Adjustments to reconcile net income to
  net cash from operating activities                       24           (31)
                                                     --------      --------
Net cash from operating activities                        371           195
Net cash from investing activities                    (10,875)       (7,424)
Net cash from financing activities                      8,893         7,943
                                                     --------      --------
Net change in cash and cash equivalents                (1,611)          714
Cash and cash equivalents at beginning of period        3,499         1,087
                                                     --------      --------
Cash and cash equivalents at end of period           $  1,888      $  1,801
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

The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand, deposit withdrawls, or to fund investment opportunities. ___ Management believes the Corporation's liquidity position is strong based on its level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

Total shareholders' equity increased $103,000 between June 30, 2001 and March 31, 2002, the increase was primarily due increases in earnings retained which was offset by a decreases in other comprehensive income.


-------------------------------------------------------------------------------
                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

-------------------------------------------------------------------------------

The Corporation is not subject to any separate regulatory capital requirements. The Bank, however, is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At March 31, 2002, and June 30, 2001, the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios at March 31, 2002 and June 30, 2001, the Bank is considered well capitalized under the Federal Deposit Insurance Corporation Act.

At March 31, 2002, and June 30, 2001 the Bank's actual capital levels and minimum required levels were:


                                                                            Minimum
                                                                         Required To Be
                                                   Minimum Required      Well Capitalized
                                                      For Capital     Under Prompt Corrective
                                    Actual         Adequacy Purposes    Action Regulations
                              Amount      Ratio    Amount     Ratio    Amount       Ratio
                              ------      -----    ------     -----    ------       -----
March 31, 2002
--------------
Total capital (to risk-
  weighted assets)            $8,166       14.6%   $4,470       8.0%   $5,587       10.0%
Tier 1 (core) capital (to
  risk-weighted assets)        7,883       14.1     2,235       4.0     3,352        6.0
Tier 1 (core) capital (to
  adjusted total assets)       7,883        9.6     3,286       4.0     4,107        5.0
Tangible capital (to
  adjusted total assets)       7,883        9.6     1,232       1.5      N/A

June 30, 2001
-------------
Total capital (to risk-
  weighted assets)            $7,890       17.3%   $3,648       8.0%   $4,561       10.0%
Tier 1 (core) capital (to
  risk-weighted assets)        7,637       16.7     1,824       4.0     2,736        6.0
Tier 1 (core) capital (to
  adjusted total               7,637        9.9     3,079       4.0     3,848        5.0
Tangible capital (to
  adjusted total assets)       7,637        9.9     1,155       1.5      N/A


-------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

-------------------------------------------------------------------------------

In May 2000, the Indian Village Bancorp, Inc. 2000 Stock Based Incentive Plan was approved by shareholders at the Corporation's Annual Meeting. Subject to certain adjustments to prevent dilution of awards to participants, the number of shares of common stock reserved for awards under the plan is 62,381 shares, consisting of 44,558 shares reserved for options and 17,823 shares reserved for restricted stock awards. Authorized but unissued shares or shares previously issued and reacquired by the Corporation may be used to satisfy awards under the plan. If authorized but unissued shares are used to satisfy restricted stock awards and the exercise of options granted under the plan, the number of outstanding shares will increase and will have a dilutive effect on the holdings of existing stockholders. The plan was effective on July 2, 2000. As of March 31, 2002, 44,400 options have been granted under the plan. As of March 31, 2002, no restricted stock awards had been granted under the plan.


-------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------



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

(b) No current reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 2002.
-------------------------------------------------------------------------------
                                                                             23

                          INDIAN VILLAGE BANCORP, INC.
                                   SIGNATURES

-------------------------------------------------------------------------------

Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 10, 2002                      /s/ Marty R. Lindon
       ---------------------------       ----------------------------------
                                          Marty R. Lindon
                                          President and Chief Executive Officer



Date:  May 10, 2002                      /s/ Lori S. Frantz
       ---------------------------       ----------------------------------
                                          Lori S. Frantz
                                          Vice President, Treasurer and
                                          Chief Financial Officer



-------------------------------------------------------------------------------
                                                                             24