Form 10KSB
period 2002-06-30
INDIAN VILLAGE BANCORP INC
filed 2002-09-30
CIK 1081338

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

       For the Fiscal Year Ended June 30, 2002


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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---

         The issuer's gross revenues for the year ended June 30, 2002 were $5,462,000.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $4.8 million, based upon the closing price ($15.00 per share) as quoted on the OTC Bulletin Board for September 6, 2002. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

         The number of shares outstanding of the registrant's Common Stock as of September 6, 2002 was 402,139

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2002 annual report to stockholders and the proxy statement for the 2002 annual meeting of stockholders are incorporated by reference into Parts II and III, respectively.

                                                        INDEX

                                                        Part I
                                                                                                               Page

Item 1.    Description of Business................................................................................3
Item 2.    Description of Property...............................................................................27
Item 3.    Legal Proceedings.....................................................................................28
Item 4.    Submission of Matters to a Vote of Securities Holders.................................................28

                                                       Part II

Item 5.    Market for Common Equity and Related Stockholder Matters..............................................28
Item 6.    Management's Discussion and Analysis or Plan of Operation.............................................28
Item 7.    Financial Statements..................................................................................28
Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure .................28

                                                      Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
                  of the Exchange Act............................................................................28
Item 10.   Executive Compensation................................................................................28
Item 11.   Security Ownership of Certain Beneficial Owners and Management........................................29
Item 12.   Certain Relationships and Related Transactions........................................................29
Item 13.   Exhibits and Reports on Form 8-K......................................................................29
Item 14.   Controls and Procedures...............................................................................30

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


PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

           Indian Village Bancorp, Inc., headquartered in Gnadenhutten, Ohio, was formed in March 1999 as the holding company for Indian Village Community Bank ("Indian Village") in connection with the conversion of Indian Village from mutual to stock form of ownership. The conversion was completed on July 1, 1999 through the sale of 445,583 shares of common stock by Indian Village Bancorp at a price of $10.00 per share. Indian Village Bancorp's business activity is the ownership of all of Indian Village's capital stock and is the sole member of Delaware Valley Title, LLC ("Title Company"). Indian Village Bancorp is subject to the regulation of the Office of Thrift Supervision and the Securities and Exchange Commission. Indian Village Bancorp is listed on the OTC Bulletin Board under the symbol IDVB.

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

LENDING ACTIVITIES

           GENERAL. At June 30, 2002, Indian Village's net loans totaled $52.5 million, or 61.5% of total assets. Indian Village has concentrated its lending activities on fixed-rate one- to four-family mortgage loans. To a lesser extent, Indian Village also originates multi-family, commercial real estate, land, residential construction loans, and consumer loans. Indian Village occasionally purchases participation interests in multi-family and commercial real estate loans originated by other lenders and secured by properties located in other areas of Ohio.

           LOAN PORTFOLIO ANALYSIS. The following table presents the composition of Indian Village's loan portfolio at the dates indicated. Indian Village had no concentration of loans exceeding 10% of total loans receivable other than as disclosed below.

                                             AT JUNE 30,                 AT JUNE 30,
                                      ----------------------     -----------------------
                                                2002                       2001
                                      ----------------------     -----------------------
                                                     PERCENT                    PERCENT
                                       AMOUNT       OF TOTAL        AMOUNT      OF TOTAL
                                       ------       --------        ------      --------
                                                     (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family .............    $38,898        72.98%       $33,698      69.32%
   Multi-family ....................      2,392         4.49          2,339       4.81
   Commercial ......................      2,476         4.65          2,576       5.30
   Construction ....................      1,863         3.50          1,488       3.06
   Land ............................        610         1.14            388       0.80
                                        -------       ------        -------     ------
      Total real estate loans ......     46,239        86.76         40,489      83.29

Consumer loans:
   Home equity loans and lines
    of credit ......................      2,096         3.93          2,190       4.51
   Home improvement loans ..........      1,346         2.53          1,125       2.31
   Automobile ......................      1,463         2.74          1,409       2.90
   Loans on deposit accounts .......        312         0.59            459       0.94
   Unsecured .......................        187         0.35            200       0.41
   Other ...........................        556         1.04          1,460       3.01
                                        -------       ------        -------     ------
      Total consumer loans .........      5,960        11.18          6,843      14.08

Commercial business loans ..........      1,100         2.06          1,277       2.63
                                        -------       ------        -------     ------
      Total loans ..................     53,299       100.00%        48,609     100.00%
                                                      ======                    ======
Less:
   Net deferred loan fees and costs..      (62)                         (66)
   Loans in process..................       --                           (1)
   Allowance for loan losses.........     (757)                        (253)
                                        -------                     -------
      Net loans......................  $52,480                      $48,289
                                       =======                      =======



         ONE- TO FOUR-FAMILY REAL ESTATE LOANS. Indian Village's primary lending activity is the origination of loans secured by one- to four-family residences located in its primary market area. One- to four-family mortgage loans are generally held in Indian Village's portfolio for long-term investment.

         At June 30, 2002, Indian Village's residential mortgage loan portfolio consisted primarily of fixed-rate fully amortizing loans with original maturities ranging between 15 and 30 years. Management establishes the loan interest rate based on market conditions. Indian Village generally retains these loans in its portfolio because they generally do not conform to guidelines for sale in the secondary market. These nonconforming characteristics generally relate to the characteristics of the real property, such as excess acreage or the lack of site surveys, rather than the credit worthiness of the borrower. Indian Village generally otherwise underwrites and documents its residential mortgage loans to secondary market standards.

         In order to improve its interest rate risk exposure, Indian Village originates adjustable rate mortgage loans with an interest rate based on the New York Prime index that adjusts monthly, every year, every three years, or every five years and with terms up to 30 years. These loans have a minimum interest rate of 6% and a maximum interest rate of 21% over the life of the loan. Interest rate adjustments are limited to no more than 2% during any adjustment period. At June 30, 2002, adjustable rate mortgage loans secured by one- to four-family residences amounted to $2.4 million.

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

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LOANS. Indian Village occasionally originates and purchases mortgage loans for the acquisition and refinancing of multi-family and commercial real estate properties. All purchased participation interests are underwritten according to the same standards that Indian Village would use if it were originating the underlying loans. Indian Village has no written or oral commitments with any institution to purchase predetermined numbers or types of participation interests. At June 30, 2002, purchased participation interests amounted to $1.4 million. At June 30, 2002, Indian Village's commercial real estate loans are secured by churches, storefronts, a warehouse, and other commercial properties, all of which are located in Ohio.

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

         RESIDENTIAL CONSTRUCTION LOANS. Indian Village originates residential construction loans to individuals for the construction and acquisition of personal residences. Construction loans to individuals are made on the same terms as Indian Village's one- to four-family mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months with a contingency for an additional six months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Indian Village will occasionally originate construction loans to local home builders which generally have fixed interest rates and are for a term of six months. Loans to builders are typically made with a maximum loan to value ratio of 80% and each builder is limited to no more than three homes under construction at a time. These loans are usually made to the builder before there is an identified buyer for the completed home.

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

         At June 30, 2002, Indian Village's other consumer loans generally consisted of loans secured by various personal property other than real estate, and secured lines of credit.

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

         COMMERCIAL BUSINESS LOANS. Indian Village's commercial business loans consist of loans to local municipalities and $1,051,000 of loans to one borrower secured by inventory from a mobile homes business.

         LOANS TO ONE BORROWER. The maximum amount that Indian Village may lend to one borrower is limited by federal regulations. At June 30, 2002, Indian Village's regulatory limit on loans to one borrower was $1.3 million. At that date, Indian Village's largest amount of loans to one borrower, including the borrower's related interests, was $1.1 million and consisted of six commercial loans and one consumer loan. These loans were nonperforming at June 30, 2002.

         MATURITY OF LOAN PORTFOLIO. The following table presents certain information at June 30, 2002 regarding the dollar amount of loans maturing in Indian Village's portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.


                                                                       AT JUNE 30, 2002
                                            -----------------------------------------------------------------------
                                             ONE- TO      MULTI-
                                              FOUR-     FAMILY AND   CONSTRUCTION  CONSUMER  COMMERCIAL    TOTAL
                                            FAMILY (1)  COMMERCIAL                            BUSINESS     LOANS
                                                        REAL ESTATE
                                            -----------------------------------------------------------------------
                                                                    (DOLLARS IN THOUSANDS)
Amounts due in:
   One year or less .......................   $   345    $   --       $  288       $1,236     $  914     $ 2,783
   More than one year to three years ......     1,667        97           --          812          4       2,580
   More than three years to five years ....     1,503        --           --          717         49       2,269
   More than five years to 10 years .......     4,496        77           --          911         --       5,484
   More than 10 years to 15 years .........    19,020     2,998          813          606         --      23,437
   More than 15 years .....................    12,477     1,696          762        1,678        133      16,746
                                              -------    ------       ------       ------     ------     -------
      Total amount due ....................   $39,508    $4,868       $1,863       $5,960     $1,100     $53,299
                                              =======    ======       ======       ======     ======     ========

(1)   Includes land loans.

      The following table presents the dollar amount of all loans at June 30, 2002 that are due after June 30, 2003.

                                              DUE AFTER JUNE 30, 2003
                                   ----------------------------------------
                                      FIXED-       ADJUSTABLE-
                                       RATE           RATE          TOTAL
                                   ----------------------------------------
                                           (DOLLARS IN THOUSANDS)

     Real estate loans:
        One- to four-family (1) ....   $36,795       $2,368       $39,163
        Multi-family and Commercial      1,581        3,287         4,868
         Construction ..............     1,575           --         1,575
             Total real estate loans    39,951        5,655        45,606
        Consumer loans .............     2,777        1,947         4,724
        Commercial business loans ..       186           --           186
                                       -------       ------       -------
           Total loans .............   $42,914       $7,602       $50,516
                                       =======       ======       =======

         (1) Includes land loans.

         Scheduled contractual principal repayments of loans do not reflect the actual life of the loans. The average life of a loan is substantially less than its contractual term because of prepayments. In addition, due-on-sale clauses on loans generally give Indian Village the right to declare loans immediately due and payable if, among other things, the borrower sells the real property encumbered by the mortgage and the loan is not repaid. The average life of a mortgage loan tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, tends to decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

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

         The following table presents total loans originated, purchased, sold and repaid during the periods indicated.

                                             YEAR ENDED          YEAR ENDED          SIX MONTHS
                                               JUNE 30,            JUNE 30,         ENDED JUNE 30,
                                                 2002                2001               2000
                                             -----------         ----------         --------------
                                                               (IN THOUSANDS)

Total loans at beginning of period .........   $ 48,609           $ 41,153           $ 37,614

   Originations:
      Real estate:
         One- to four-family (1) ...........      9,011              7,607              2,383
         Multi-family ......................         90                430                840
         Commercial ........................         --                645                100
         Construction ......................      3,645              2,062              1,459
            Total real estate loans ........     12,746             10,744              4,885

      Consumer loans .......................      1,096              3,988              2,646
      Commercial business ..................         --              1,220                 40
                                               --------           --------           --------
            Total loans originated .........     13,842             15,952              7,571

   Purchases ...............................         --                 --                 --
   Sales ...................................         --                 --                 --

Less:
   Principal loan repayments and prepayments     (9,152)            (8,496)            (4,032)
   Transfers to real estate owned ..........         --                 --                 --
                                               --------           --------           --------
                                                 (9,152)            (8,496)            (4,032)
Net loan activity ..........................      4,690              7,456              3,539
                                               --------           --------           --------
Total loans at end of period ...............   $ 53,299           $ 48,609           $ 41,153
                                               ========           ========           ========

(1)      Includes land loans.

         LOAN COMMITMENTS. Indian Village issues commitments for mortgage loans conditioned upon the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval. At June 30, 2002, Indian Village had variable rate loan commitments totaling $1.6 million, ranging in rates from 6.0% to 10.0%, and fixed-rate loan commitments totaling, $2.2 million ranging in rates from 5.75% to 17.75%.

         LOAN FEES. In addition to interest earned on loans, Indian Village receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

       Indian Village charges loan origination fees for fixed-rate loans which are calculated as a percentage of the amount borrowed. As required by applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. At June 30, 2002, Indian Village had $62,000 of net deferred loan fees. Indian Village recognized an immaterial amount of deferred loan fees during the year ended June 30, 2002 in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

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

         The following table presents information with respect to Indian Village's nonperforming assets at the dates indicated.


                                                           AT JUNE 30,    AT JUNE 30,
                                                              2002          2001
                                                           -----------   -----------
                                                            (DOLLARS IN THOUSANDS)
Nonaccruing loans:
   One- to four-family .................................     $  318      $  398
   Multi-family ........................................        369         365
   Commercial real estate ..............................         --          --
   Construction ........................................         --          --
   Land ................................................         --          --
   Consumer ............................................        307         180
   Commercial business .................................      1,051          --
                                                             ------      ------
      Total nonaccruing loans (1) ......................      2,045         943

Loans past due 90 days and accruing interest ...........         --          --
Real estate owned (2) ..................................         70          70
Other repossessed assets ...............................         --          --
                                                             ------      ------
      Total nonperforming assets (3) ...................      2,115       1,013
Troubled debt restructurings ...........................         --          --
                                                             ------      ------
Troubled debt restructurings and total
   nonperforming assets ................................     $2,115      $1,013
                                                             ======      ======
Total nonperforming loans and troubled debt
   restructurings as a percentage of total loans .......       3.84%       1.94%
Total nonperforming assets and troubled debt
   restructurings as a percentage of total assets ......       2.48%       1.36%

(1) Total nonaccruing loans equals total nonperforming loans.
(2) Real estate owned balances are shown net of related loss allowances.
(3) Nonperforming assets consist of nonperforming loans, impaired loans, real estate owned and other repossessed assets.


         The increase in nonperforming assets was primarily the result of one borrower's loans being classified nonperforming. The borrower had total loans classified as nonperforming of $1.1 million at June 30, 2002. Indian Village is taking action against this particular borrower and intends to pursue all legal mans of redress to minimize any loss.

         Interest income that would have been recorded for the year ended June 30, 2002 had nonaccruing loans been current according to their original terms amounted to approximately $121,000. No interest was included in interest income for the year ended June 30, 2002 related to these loans.

         REAL ESTATE OWNED. Real estate acquired by Indian Village as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. If the fair value declines, Indian Village records a valuation allowance through expense. Costs after acquisition are expensed. At June 30, 2002, Indian Village had $70,000 of real estate owned consisting of one commercial property.

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

         The aggregate amounts of Indian Village's classified and special mention assets at the dates indicated were as follows:


                                                   AT JUNE 30,      AT JUNE 30,
                                                      2002            2001
                                                --------------    -----------
                                                         (IN THOUSANDS)
Classified assets:
   Loss ....................................          $ 456          $   --
   Doubtful ................................             --              --
   Substandard .............................            769           1,013
   Special mention .........................            609             388


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

         At June 30, 2002, Indian Village had an allowance for loan losses of $757,000. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Indian Village believes it has established its existing allowance for loan losses as required by accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing Indian Village's loan portfolio, will not request Indian Village to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Indian Village's financial condition and results of operations.

         The following table presents an analysis of Indian Village's allowance for loan losses.

                                                                                 YEAR ENDED    YEAR ENDED     SIX MONTHS
                                                                                  JUNE 30,      JUNE 30,     ENDED JUNE 30,
                                                                                    2002          2001           2000
                                                                                 -------------------------------------------
                                                                                          (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning of period.....................                 $253           $237           $232
Charge-offs:
   One- to four-family.............................................                   --             (6)            --
   Multi-family....................................................                   --             --             --
   Commercial......................................................                   --             --             --
   Construction....................................................                   --             --             --
   Land............................................................                   --             --             --
   Consumer........................................................                  (15)           (10)            --
   Commercial business.............................................                   --             --             --
                                                                                    ----           ----           ----
      Total charge-offs............................................                  (15)           (16)            --
Recoveries:
   One- to four-family.............................................                   --             --             --
   Multi-family....................................................                   --             --             --
   Commercial......................................................                   --             --             --
   Construction....................................................                   --             --             --
   Land............................................................                   --             --             --
   Consumer........................................................                   --             --             --
   Commercial business.............................................                   --             --             --
                                                                                    ----           ----           ----
      Total recoveries.............................................                   --             --             --
Net charge-offs....................................................                  (15)           (16)            --
Provision for loan losses..........................................                  519             32              5
Allowance for loan losses, end of period...........................                 $757           $253           $237
                                                                                    ====           ====           ====
Net charge-offs to average interest-earning loans..................                 0.03%          0.04%            --%
Allowance for loan losses to total loans...........................                 1.42%          0.52%          0.58%
Allowance for loan losses to nonperforming loans and
   troubled debt restructurings....................................                37.02%         26.83%         72.48%
Net charge-offs to allowance for loan losses.......................                 1.98%          6.32%            --%

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

                                         AT JUNE 30,                          AT JUNE 30,
                                            2002                               2001
                               -------------------------------------------------------------------
                                                                                         PERCENT
                                          PERCENT OF   PERCENT OF           PERCENT OF   OF LOANS
                                          ALLOWANCE     LOANS IN            ALLOWANCE    IN EACH
                               AMOUNT      IN EACH        EACH      AMOUNT   IN EACH     CATEGORY
                                         CATEGORY TO    CATEGORY             CATEGORY       TO
                                            TOTAL       TO TOTAL             TO TOTAL      TOTAL
                                          ALLOWANCE      LOANS               ALLOWANCE     LOANS
                               -------   -----------   ----------   ------  ----------   ---------
                                                       (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family.......    $ 81        10.70%      72.98%      $ 73      28.85%      69.32%
   Multi-family..............      28         3.70        4.49         21       8.30        4.81
   Commercial................      12         1.59        4.65         15       5.93        5.30
   Construction..............       3         0.40        3.50          2       0.79        3.06
   Land......................       9         1.19        1.14          3       1.19        0.80
Consumer loans...............      93        12.28       11.18         54      21.34       14.08
Commercial business
   loans.....................     512        67.63        2.06          9       3.56        2.63
Unallocated..................      19         2.51          --         76      30.34          --
                                 ----       ------      ------       ----     ------      ------
      Total allowance
         for loan losses.....    $757       100.00%     100.00%      $253     100.00%     100.00%
                                 ====       ======      ======       ====     ======      ======

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

         Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. Indian Village does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. At June 30, 2002, all of Indian Village's mortgage-backed securities and investment securities were classified as "available for sale."

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

                                                        AT JUNE 30,             AT JUNE 30,
                                                           2002                    2001
                                               ------------------------   -------------------
                                                 AMORTIZED       FAIR     AMORTIZED     FAIR
                                                   COST          VALUE       COST       VALUE
                                               ----------------------------------------------
                                                                 (IN THOUSANDS)
Investment securities available for sale:
      Municipal securities...................       $6,046       $6,081    $5,145     $5,102
      Equity securities......................        1,478        1,400     1,399      1,399
      Corporate securities...................          940          966       497        502
      Obligations of U.S. Treasury and U.S.
        government agencies..................           --           --        --         --
                                                   -------      -------   -------     ------
            Total............................        8,464        8,447     7,041      7,003

Mortgage-backed securities available for sale:
      Private issues.........................          368          368       392        393
      Ginnie Mae.............................        2,395        2,431      1,806     1,848
      Fannie Mae.............................        6,775        6,797     4,239      4,262
      Freddie Mac............................        7,686        7,678     3,486      3,508
                                                   -------      -------   -------     ------
            Total............................       17,224       17,274     9,923     10,011
                                                   -------      -------   -------     ------
Net unrealized gains (losses) on securities
   available for sale........................           33          N/A        50        N/A
                                                   -------      -------   -------     ------
            Total securities available for
               sale..........................      $25,721      $25,721   $17,014     17,014
                                                   =======      =======   =======     ======


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

         At June 30, 2002, Indian Village did not own any securities, other than U.S. Government and agency securities, which had an aggregate book value in excess of 10% of Indian Village's total equity at that date.

         The following presents the activity in the mortgage-backed securities and investment securities portfolios for the periods indicated.

                                                                        YEAR ENDED       YEAR ENDED
                                                                          JUNE 30,        JUNE 30,
                                                                            2002            2001
                                                                         ---------        ---------
                                                                              (IN THOUSANDS)
Mortgage-backed securities (1):
   Mortgage-backed securities, beginning of period..............          $ 10,011        $  9,684
   Purchases....................................................            18,494           6,738
   Sales........................................................            (6,224)         (3,302)
   Repayments and prepayments...................................            (4,925)         (3,337)
   Increase (decrease) in net premium...........................               (44)            (65)
   Increase (decrease) in unrealized gain.......................               (38)            293
                                                                          --------        --------
      Net increase in mortgage-backed securities................             7,263             327
                                                                          --------        --------
   Mortgage-backed securities, end of period....................          $ 17,274        $ 10,011
                                                                           =======        ========
Investment securities (2):
   Investment securities, beginning of period...................          $  7,003        $ 10,377
   Purchases....................................................            13,133          13,030
   Sales........................................................           (11,665)        (16,520)
   Calls........................................................              (100)           (250)
   Maturities...................................................                --              --
   Increase (decrease) in net premium...........................                55             213
   Increase (decrease) in unrealized gain.......................                21             153
                                                                          --------        --------
      Net increase (decrease) in investment securities..........             1,444          (3,374)
                                                                          --------        --------
   Investment securities, end of period.........................          $  8,447        $  7,003
                                                                          ========        ========

(1)  All mortgage-backed securities are classified as available for sale.
(2)  All investment securities are classified as available for sale.


         The following table presents certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Indian Village's debt securities at June 30, 2002, all of which are available for sale.


                                       LESS THAN       ONE TO        AFTER FIVE TO         AFTER
                                       ONE YEAR       FIVE YEARS       TEN YEARS         TEN YEARS         TOTALS
                                  ----------------  --------------- ----------------- ----------------- ---------------
                                           WEIGHTED                           WEIGHTED           WEIGHTED             WEIGHTED
                                  CARRYING AVERAGE  AMOUNT CARRYING CARRYING  AVERAGE  CARRYING   AVERAGE  CARRYING    AVERAGE
                                   VALUE    YIELD            VALUE    VALUE    YIELD     VALUE     YIELD     VALUE      YIELD
                                   -----    -----   -------  -----    -----    -----     -----     -----   --------   ---------
                                                                    (DOLLARS IN THOUSANDS)
Securities available for sale:
  Investment securities:
    Municipal securities (1).           --     --  $  105    6.81%    $1,547    5.91%    $4,429     6.45%    $ 6,081      6.34%
    Corporate securities.....          966   8.43      --      --         --      --         --       --         966      8.43
  Mortgage-backed securities.        6,318   3.80   6,952    4.77      1,095    4.58      2,909     4.97      17,274      4.75
                                    ------  -----  ------    ----     ------    ----     ------     ----     -------      ----
        Total................       $7,284   4.41% $7,057    4.80%    $2,642    5.36%    $7,338     5.86%    $24,321      5.29%
                                    ======   ====  ======    ====     ======    ====     ======     ====     =======      ====

(1) Weighted average yields for municipal securities are presented on a tax equivalent basis based on an assumed rate of 34%

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

         GENERAL. Deposits are the major external source of funds for Indian Village's lending and other investment activities. In addition, Indian Village also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Indian Village may use borrowings from the Federal Home Loan Bank of Cincinnati to compensate for reductions in the availability of funds from other sources. At June 30, 2002, Indian Village had no other borrowing arrangements aside from Federal Home Loan Bank of Cincinnati advances.

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

         The following table indicates the amount of Indian Village's jumbo certificate accounts by time remaining until maturity as of June 30, 2002. Jumbo certificate accounts have principal balances of $100,000 or more.


          MATURITY PERIOD                             AMOUNT
       ----------------------                      -------------
                                                  (In thousands)
       Three months or
       less....................................        $ 731
       Over three through six
       months..................................        2,102
       Over six through twelve
       months..................................        1,431
       Over twelve
       months..................................        2,525
                                                      ------
                Total..........................       $6,789
                                                      ======

         The following table presents information concerning average balances and rates paid on Indian Village's deposit accounts at the dates indicated.

                                                        YEAR ENDED JUNE 30,                        YEAR ENDED JUNE 30,
                                                               2002                                      2001
                                         --------------------------------------------        ---------------------------------
                                                           PERCENT                           PERCENT
                                                           OF TOTAL           AVERAGE        OF TOTAL                   AVERAGE
                                         AVERAGE           AVERAGE              RATE         AVERAGE    AVERAGE           RATE
                                         BALANCE           DEPOSITS             PAID         BALANCE    DEPOSITS          PAID
                                         -------           --------             ----         -------    --------          ----
                                                                         (Dollars in thousands)

Passbook accounts ...............        $ 4,943            10.02%              2.21%        $ 5,020      12.39%          3.01%
Money market ....................          5,201            10.54               2.51           2,857       7.05           4.27
  accounts
NOW accounts ....................          3,832             7.77               0.73           1,696       4.19           2.54
Certificates of
 deposit (1) ....................         33,791            68.51               5.12          29,637      73.17           6.07
Noninterest-bearing
deposits:
   Demand deposits ..............          1,557             3.16                 --           1,298       3.20             --
                                         -------           ------                            -------     ------
      Total average                      $49,324           100.00%                           $40,508     100.00%
        deposits ................        =======           ======                            =======     ======




(1)   Based on remaining maturity of certificates of deposit.


         DEPOSIT FLOw. The following table presents the balances, with interest credited, and changes in dollar amounts of deposits in the various types of accounts offered by Indian Village between the dates indicated.




                                              YEAR ENDED                      YEAR ENDED
                                               JUNE 30,                         JUNE 30,
                                                 2002                             2001
                                   ------------------------------------   --------------------
                                              PERCENT OF     INCREASE                 PERCENT
                                    AMOUNT      TOTAL       (DECREASE)    AMOUNT      OF TOTAL
                                   --------     -----       ----------    ------      --------
                                                  (Dollars in thousands)

Passbook accounts............      $  5,087      9.79%        $   256    $  4,831       10.83%
NOW accounts.................         2,579      4.96             303       2,276        5.10
Money market deposits........         6,007     11.56           1,781       4,226        9.47
Fixed-rate certificates
 maturing:
   Within 1 year.............        18,784     36.15            (938)     19,722       44.20
   After 1 year, but                  7,438     14.32             470       6,968       15.62
     within 2 years..........
   After 2 years, but                10,505     20.22           5,428       5,077       11.38
      within 5 years.........
   After 5 years.............            --        --              --          --          --
                                   --------    ------         -------    --------      ------
   Total certificates........        36,727     70.69           4,960      31,767       71.20
                                   --------    ------         -------    --------      ------
Noninterest-bearing deposits:
   Demand deposits...........         1,557      3.00              40       1,517        3.40
                                   --------    ------         -------    --------      ------

      Total..................      $ 51,957    100.00%        $ 7,340    $ 44,617      100.00%
                                   ========    ======         =======    ========      ======


         TIME DEPOSITS BY RATES AND MATURITIES. The following table presents the amount of time deposits in Indian Village categorized by rates and maturities at the dates indicated.


                            PERIOD TO MATURITY FROM JUNE 30, 2002
               -----------------------------------------------------------------  AT JUNE      AT JUNE
               LESS THAN     1 - 2     2 - 3      3 - 4      AFTER                   30,          30,
                ONE YEAR     YEARS     YEARS      YEARS     4 YEARS    TOTAL        2002         2001
               ----------------------------------------------------------------- --------      --------
                                                 (DOLLARS IN THOUSANDS)

0.00 -
4.00%.........    $ 7,669    $  861    $  167    $   --      $   --   $ 8,697    $ 8,697      $    15

4.01 -
5.00%.........      8,122       126     1,001        --          --     9,249      9,249        3,094

5.01 -
6.00%.........      6,073       298     1,673       888       3,462    12,394     12,394        6,667

6.01 -
7.00%.........      1,888       754        57     1,039       1,922     5,660      5,660       21,324

Over 7.00%....         --        --        --       727          --       727        727          667
                  -------     -----    ------     -----      ------   -------    -------      -------

  Total.......    $23,752    $2,039    $2,898    $2,654      $5,384   $36,727    $36,727      $31,767
                  =======    ======    ======    ======      ======   =======    =======      =======


DEPOSIT ACTIVITY. The following table presents the deposit activity of Indian Village for the periods indicated.

                                                                    YEAR ENDED         YEAR ENDED
                                                                     JUNE 30,           JUNE 30,
                                                                     --------           --------
                                                                       2002               2001
                                                                     --------           --------
                                                                            (IN THOUSANDS)

Beginning balance...............................................        $44,617       $36,586
Net  deposits (withdrawals) before interest credited............          5,349         5,895
Interest credited...............................................          1,991         2,136
                                                                        -------       -------
Net increase (decrease) in deposits.............................          7,340         8,031
                                                                        -------       -------
   Ending balance...............................................        $51,957       $44,617
                                                                        =======       =======

         BORROWINGS. Indian Village has the ability to use advances from the Federal Home Loan Bank of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Cincinnati functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the Federal Home Loan Bank of Cincinnati, Indian Village is required to own capital stock in the Federal Home Loan Bank of Cincinnati and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. As a member of the Federal Home Loan Bank system, the Bank has the ability to obtain borrowings up to a maximum total of 50% of Bank assets subject to the level of qualified, pledgable one- to four-family residential real estate loans and Federal Home Loan Bank stock. At June 30, 2002, Indian Village had outstanding advances of $24.8 million.

         The following tables presents certain information regarding Indian Village's use of Federal Home Loan Bank of Cincinnati advances during the periods and at the dates indicated.


                                                                                     AT JUNE 30,
                                                                                 ------------------
                                                                                 2002          2001
                                                                                 ----          ----
                                                                               (DOLLARS IN THOUSANDS)

Maximum amount of advances outstanding at any month end............             25,229      $22,900
Approximate average advances outstanding...........................             23,069       21,260
Approximate weighted average rate paid on advances.................               5.51%        5.94%

                                                                                      AT JUNE 30,
                                                                                 ------------------
                                                                                  2002          2001
                                                                                  ----          ----
                                                                               (DOLLARS IN THOUSANDS)

Balance outstanding at end of period...............................            $24,826      $21,200
Weighted average rate paid on advances.............................               5.14%        5.75%


PERSONNEL

         As of June 30, 2002, Indian Village Bancorp had 17 full-time employees and 3 part-time employees. The employees are not represented by a collective bargaining unit and Indian Village Bancorp believes its relationship with its employees is good.

SUBSIDIARY ACTIVITIES

         Indian Village Bancorp is the sole stockholder of Indian Village and is the sole member of Delaware Valley Title, LLC (the "Title Company"). The business of the Title Company is to issue title insurance underwritten by a third party. The Title Company, which was formed on September 12, 2001, did not have any significant assets or activity as of or for the year ended June 30, 2002.

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

         The following is a summary of Indian Village's regulatory capital at June 30, 2002:

                  GAAP Capital to Total Assets.....................  9.68%
                  Total Capital to Risk-Weighted Assets............ 16.04%
                  Tier I Leverage Ratio............................  9.52%

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

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During 2002, Finance Corporation payments for Savings Association Insurance Fund members approximated 1.72 basis points.

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

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2002, Indian Village met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

FEDERAL HOME LOAN BANK SYSTEM

         Indian Village is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Indian Village, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Indian Village was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2002 of $1.3 million.

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

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over $5.7 million to and including $41.3 million; a 10% reserve ratio is applied above $41.3 million. The first $5.7 million of otherwise reservable balances are exempted from the reserve requirements. Indian Village complied with the foregoing requirements.

FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         GENERAL. Indian Village Bancorp and Indian Village reports income on a fiscal year, consolidated basis using the accrual method of accounting. The federal income tax laws apply to Indian Village Bancorp and Indian Village in the same manner as to other corporations with some exceptions, including particularly Indian Village's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Indian Village or Indian Village Bancorp. Indian Village's federal tax returns have been either audited or closed under the statute of limitations through tax year 1997. For its 2002 tax year, Indian Village's maximum federal income tax rate was 34%.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers of Indian Village Bancorp and Indian Village.



 NAME                      AGE (1)        POSITION
 ----                      -------        --------
Rebecca S. Mastin            49           Chairperson of the Board
Marty R. Lindon              45           President and Chief Executive Officer
Michael A. Cochran           52           Corporate Secretary
John A. Beitzel              54           Executive Vice President
Lori S. Frantz               42           Vice President-Administration
Martin L. Merryman           42           Vice President-Lending
Andrea R. Miley              27           Vice President-Controller
Elaine A. Tedrow             46           Vice President-Branch Operations

-----------------------------
(1)  As of June 30, 2002

         The executive officers of Indian Village Bancorp and Indian Village are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

BIOGRAPHICAL INFORMATION

         REBECCA S. MASTIN serves as our Chairperson of the Board and as Chairperson of the Board of Indian Village Community Bank. Ms. Mastin also owns Wendy's restaurant franchises.

         MARTY R. LINDON has served as our President and Chief Executive Officer since March 1999 and as President and Chief Executive Officer of Indian Village Community Bank since December 1998. Before serving as President and Chief Executive Officer of Indian Village Community Bank, he served as its Vice President of Lending since 1993.

         MICHAEL A. COCHRAN is an attorney in private practice. He is also Assistant Prosecuting Attorney for Tuscarawas County, Ohio. Mr. Cochran serves as our Corporate Secretary and as Corporate Secretary for Indian Village Community Bank.

         JOHN A. BEITZEL serves as our Vice Chairman of the Board and as Vice Chairman of the Board of Indian Village Community Bank. Mr. Beitzel has also served as Executive Vice President of Indian Village Community Bank since July 1999. He retired as the elected Tuscarawas County auditor.

         LORI S. FRANTZ serves as our Vice President - Administration since March 1999. Before serving as Vice President - Administration of Indian Village Community Bank, she served as a Loan Adminsitrator.

         MARTY L. MERRYMAN serves as our Vice President - Lending since July 1999. Before serving as Vice President - Lending of Indian Village Community Bank, he was employed by Citizens Savings Bank in Martins Ferry, Ohio as a Senior Vice President.

         ANDREA R. MILEY serves as our Vice President - Controller since July 2000. Before serving as Vice President - Controller of Indian Village Community Bank, she was employed by Citizens Savings Bank in Martins Ferry, Ohio as Vice President - Treasurer.

         ELAINE A. TEDROW serves as our Vice President - Branch Operations since July 1999. Before serving as Vice President - Branch Operations of Indian Village Community Bank, she was employed by Tuscarawas County Title Agency in New Philadelphia, Ohio as a Escrow Agent.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The following table sets forth information relating to Indian Village's offices as of June 30, 2002.


LOCATION                      YEAR       NET BOOK     OWNED/       APPROXIMATE
                             OPENED      VALUE(1)     LEASED     SQUARE FOOTAGE
-------                      ------      --------     ------     --------------

Main Office
-----------
100 South Walnut Street        1968      $219,000     Owned           7,600
Gnadenhutten, Ohio

Branch Office
-------------
635 West High Avenue(2)        1999      1,193,000    Owned           4,200
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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information under the section entitled "Shareholder Information" in Indian Village Bancorp's 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Indian Village Bancorp's 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         The information under the section titled "Consolidated Financial Statements" in Indian Village Bancorp's 2002 Annual Report to Stockholders, and as listed under Item 13 herein, is incorporated herein by reference.


ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information under the section entitled "Ratification of Independent Auditors" in Indian Village Bancorp's Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information under the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Indian Village Bancorp's Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION

         The information under the sections entitled "Executive Compensation" and "Election of Directors-Directors' Compensation" in Indian Village Bancorp's Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the section entitled "Stock Ownership" in Indian Village Bancorp's Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.


EQUITY COMPENSATION PLAN INFORMATION

-----------------------------------------------------------------------------------------------------------------
PLAN CATEGORY          NUMBER OF SECURITIES          WEIGHTED-AVERAGE         NUMBER OF SECURITIES
                       TO BE ISSUED UPON EXERCISE    EXERCISE PRICE OF        REMAINING AVAILABLE FOR
                       OF OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,     FUTURE ISSUANCE UNDER EQUITY
                       WARRANTS AND RIGHTS           WARRANTS AND RIGHTS      COMPENSATION PLANS (EXCLUDING
                                                                              SECURITIES REFLECTED IN COLUMN (a))
                       (a)                           (b)                       (c)
-----------------------------------------------------------------------------------------------------------------
EQUITY   COMPENSATION  PLANS
APPROVED BY SECURITY HOLDERS            44,150                       $12.10                         408
-----------------------------------------------------------------------------------------------------------------
Total                                   44,150                       $12.10                         408
-----------------------------------------------------------------------------------------------------------------


         Indian Village Bancorp does not maintain any equity compensation plans that have not been approved by security holders.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the section entitled "Transactions with Management" in Indian Village Bancorp's Proxy Statement for 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

     (a)          (1) The following are filed as a part of this report by means of incorporation by reference to Indian Village Bancorp's 2002 Annual Report to Stockholders:

                           o Independent Auditors' Report

                           o Consolidated Statements of Financial Condition as
                             of June 30, 2002 and 2001.

                           o Consolidated Statements of Income for the Year
                             Ended June 30, 2002 and Year Ended June 30, 2001.

                           o Consolidated Statements of Equity for the Year
                             Ended June 30, 2002 and Year Ended June 30, 2001.

                           o Consolidated Statements of Cash Flows for the Year
                             Ended June 30, 2002 and Year Ended June 30, 2001.

                           o Notes to Consolidated Financial Statements

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

                  (3)      Exhibits

                           3.1 Articles of Incorporation of Indian Village Bancorp, Inc.(1)
                           3.2 Second Amended and Restated Bylaws of Indian Village Bancorp, Inc. (4)

                           4.0 Form of Stock Certificate of Indian Village Bancorp, Inc. (1)
                           10.1 Indian Village Community Bank Employee Stock Ownership Plan Trust Agreement (2)
                           10.2 ESOP Loan Commitment Letter and ESOP Loan Documents (2)
                           10.3 Employment Agreement between Indian Village Community Bank, Indian Village Bancorp, Inc. and Marty R. Lindon (2)
                           10.4 Employment Agreement between Indian Village Community Bank, Indian Village Bancorp, Inc. and Lori S. Frantz (2)
                           10.5 Indian Village Community Bank Employee Severance Compensation Plan (2)
                           10.6 Indian Village Bancorp, Inc. 2000 Stock-Based Incentive Plan (3)
                           13.0 Indian Village Bancorp, Inc. 2002 Annual Report to Stockholders
                           21.0 Subsidiary information is incorporated herein by reference to Part I, Item 1, "Business-- Subsidiary Activities"
                           23.0   Crowe Chizek & Company LLP Consent
                           --------------------

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

ITEM 14.          CONTROLS AND PROCEDURES.

                  Not applicable.

CONFORMED

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INDIAN VILLAGE BANCORP, INC.


Date: September 27, 2002             By:  /s/ Marty R. Lindon
                                          ------------------------------------
                                          Marty R. Lindon
                                          President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Name                                     Title                                          Date
      ----                                     -----                                          ----
/s/ Marty R. Lindon                            President, Chief Executive               September 27, 2002
---------------------------------------        Officer and Director
Marty R. Lindon                                (principal executive officer)



/s/ Andrea R. Miley                            Vice President, Controller               September 27, 2002
--------------------------------------         (principal financial and accounting
Andrea R. Miley                                officer)



/s/ Rebecca S. Mastin                          Chairperson of the Board                 September 27, 2002
-------------------------------------
Rebecca S. Mastin


/s/ John A. Beitzel                            Vice Chairman of the Board               September 27, 2002
-------------------------------------
John A. Beitzel


/s/ Michael A. Cochran                         Corporate Secretary and Director         Septembe 27, 2002
-------------------------------------
Michael A. Cochran


/s/ Vernon E. Mishler                          Director                                 September 27, 2002
------------------------------------------
Vernon E. Mishler


/s/ Joanne Limbach                             Director                                 September 27, 2002
-------------------------------------
Joanne Limbach


/s/ Cindy S. Knisely                           Director                                 September 27, 2002
---------------------------------------------
Cindy S. Knisely


                                 CERTIFICATIONS

         I, Marty R. Lindon, President and Chief Executive Officer, of Indian Village Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Indian Village Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:  September 27, 2002

/s/Marty R. Lindon
------------------
Marty R. Lindon
President and Chief Executive Officer
(principal executive officer)



         I, Andrea R. Miley, Vice President-Controller of Indian Village Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Indian Village Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:  September 27, 2002

/s/Andrea R. Miley
------------------
Andrea R. Miley
Vice President-Controller
(principal financial officer)