Form 10QSB
period 2002-09-30
INDIAN VILLAGE BANCORP INC
filed 2002-11-14
CIK 1081338

-------------------------------------------------------------------------------


                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended September 30, 2002

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

As of November 11, 2002, the latest practical date, 404,479 of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes / /           No /X/


--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.

                                      INDEX



                                                                            Page
                                                                            ----

PART I -FINANCIAL INFORMATION

         Item 1.   Condensed Financial Statements (Unaudited)

              Consolidated Balance Sheets .................................    3

              Consolidated Statements of Income ...........................    4

              Consolidated Statements of Comprehensive Income .............    5

              Consolidated Statements of Changes in Shareholders' Equity...    6

              Consolidated Statements of Cash Flows .......................    8

              Notes to Consolidated Financial Statements ..................    9

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations...........   14

         Item 3.   Controls and Procedures.................................   19


Part II - Other Information

         Item 1.   Legal Proceedings.......................................   20

         Item 2.   Changes in Securities...................................   20

         Item 3.   Defaults Upon Senior Securities.........................   20

         Item 4.   Submission of Matters to a Vote of Security Holders.....   20

         Item 5.   Other Information.......................................   20

         Item 6.   Exhibits and Reports on Form 8-K........................   20


SIGNATURES ................................................................   21

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


                                                                     September 30,         June 30,
                                                                         2002                2002
                                                                         ----                ----
ASSETS
Cash and due from banks                                            $         1,745    $          1,107
Interest-bearing deposits in other banks                                       620                 498
                                                                   ---------------    ----------------
     Total cash and cash equivalents                                         2,365               1,605
Securities available for sale at fair value                                 32,077              25,721
Loans, net of allowance for loan losses                                     53,282              52,480
Premises and equipment, net                                                  1,424               1,428
Real estate owned                                                               70                  70
Federal Home Loan Bank stock                                                 1,582               1,294
Bank-owned life insurance                                                    2,175               2,149
Accrued interest receivable                                                    486                 461
Other assets                                                                   114                 120
                                                                   ---------------    ----------------

         Total assets                                              $        93,575    $         85,328
                                                                   ===============    ================

LIABILITIES
Deposits                                                           $        53,674    $         51,957
Federal Home Loan Bank advances                                             31,094              24,826
Accrued interest payable                                                       155                 122
Other liabilities                                                              177                 160
                                                                   ---------------    ----------------
     Total liabilities                                                      85,100              77,065

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized,
   none outstanding                                                             --                  --
Common stock, $.01 par value, 5,000,000 shares authorized
   445,583 shares issued                                                         4                   4
Additional paid-in capital                                                   3,259               3,255
Retained earnings - substantially restricted                                 5,944               5,838
Unearned employee stock ownership plan shares                                 (334)               (341)
Treasury stock, at cost, 41,904 shares at September 30, 2002 and
  43,444 shares at June 30, 2002                                              (496)               (514)
Accumulated other comprehensive income (loss)                                   98                  21
                                                                   ---------------    ----------------
     Total shareholders' equity                                              8,475               8,263
                                                                   ---------------    ----------------

         Total liabilities and shareholders' equity                $        93,575    $         85,328
                                                                   ===============    ================

--------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------
                                        Three Months Ended
                                          September 30,
                                       --------------------
                                          2002      2001
                                       --------   ---------
INTEREST AND DIVIDEND INCOME
     Loans, including fees              $ 1,019   $   992
     Taxable securities                     268       196
     Tax exempt securities                   37        54
     Interest-bearing deposits and
       Federal funds sold                     5         5
                                        -------   -------
         Total interest income            1,329     1,247

INTEREST EXPENSE
     Deposits                               457       548
     Federal Home Loan Bank advances        362       304
                                        -------   -------
         Total interest expense             819       852
                                        -------   -------

NET INTEREST INCOME                         510       395
Provision for loan losses                    15         8
                                        -------   -------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                           495       387

NONINTEREST INCOME
     Service charges and other fees          28        28
     Gain on sale of securities
       available for sale, net               38        25
     Other income                            28        30
                                        -------   -------
         Total noninterest income            94        83

NONINTEREST EXPENSE
     Salaries and employee benefits         200       192
     Occupancy and equipment                 50        48
     Professional and consulting fees        36        27
     Franchise taxes                         25        22
     Data processing                         27        21
     Director and committee fees             16        17
     Other expense                           68        57
                                        -------   -------
         Total noninterest expense          422       384
                                        -------   -------

INCOME BEFORE INCOME TAXES                  167        86
Income tax expense (benefit)                 33        (2)
                                        -------   -------

NET INCOME                              $   134   $    88
                                        =======   =======

EARNINGS PER COMMON SHARE (BASIC)       $  0.36   $  0.24
                                        =======   =======

EARNINGS PER COMMON SHARE (DILUTED)     $  0.36   $  0.24
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

                         INDIAN VILLAGE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                                 Three Months Ended
                                                    September 30,
                                                 ------------------
                                                   2002    2001
                                                   ----    ----

Net income                                        $ 134    $  88

Other comprehensive income, net of tax
     Unrealized gains (losses) on securities
       available for sale arising during period     102      131
     Reclassification adjustment for
       accumulated (gains) losses included in
       net income                                   (25)     (16)
                                                  -----    -----
         Net unrealized gains (losses)
           on securities                             77      115

Comprehensive income (loss)                       $ 211    $ 203
                                                  =====    =====

-------------------------------------------------------------------------------

                See accompanying notes to financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                                                  Unrealized
                                                                                                   Gain On
                                                   Additional               Unearned              Securities
                                          Common     Paid-In    Retained      ESOP      Treasury   Available
                                           Stock     Capital    Earnings     Shares       Stock     for Sale     Total
                                           -----     -------    --------     ------       -----    --------     -------
Balance at July 1, 2001                  $  4       $ 3,245     $ 5,730     $  (371)    $ (514)    $    33      $8,127

Net income for the period                  --            --          88          --         --          --          88

Cash dividend - $0.12 per share            --            --         (44)         --         --          --         (44)

Release of 833 esop shares                 --             1          --           8         --          --           9

Change in fair value of securities
  available for sale                       --            --          --          --         --         115         115
                                         ----       -------     -------      ------       ----    --------     --------

Balance at September 30, 2001            $  4       $ 3,246     $ 5,774     $  (363)    $ (514)    $   148      $8,295
                                         =====      =======     =======      ======      ======   ========     =======

--------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


                                                                                          Unrealized
                                                                                           Gain On
                                             Additional           Unearned               Securities
                                    Common     Paid-in   Retained   ESOP       Treasury   Available
                                     Stock     Capital   Earnings  Shares       Stock     for Sale   Total
                                     -----     -------   --------  ------       -----     --------   -----

Balance at July 1, 2002              $     4   $ 3,255   $ 5,838    $  (341)   $  (514)   $    21   $ 8,263

Net income for the period                 --        --       134         --         --         --       134

Cash dividend - $0.08 per share           --        --       (28)        --         --         --       (28)

Release of 805 ESOP shares                --         4        --          7         --         --        11

Exercise of 1,540 stock options           --        --        --         --         18         --        18

Change in fair value of securities
  available for sale                      --        --        --         --         --         77        77
                                     -------   -------   -------    -------    -------    -------   -------
Balance at September 30, 2002        $     4   $ 3,259   $ 5,944    $  (334)   $  (496)   $    98   $ 8,475
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

                          INDIAN VILLAGE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                       Three Months Ended
                                                                          September 30,
                                                                          -------------
                                                                      2002            2001
                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                       $    134    $     88
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                       29          29
         Premium amortization, net of accretion                             45          (8)
         Provision for loan losses                                          15           8
         Federal Home Loan Bank stock dividends                            (17)        (21)
         Increase in cash surrender value of life insurance                (26)        (29)
         Gain/Loss on sale of securities available for sale                (38)        (25)
         Compensation expense on ESOP shares                                11           9
         Net change in accrued interest receivable and other assets        (19)        (44)
         Net change in accrued expenses and other liabilities               13           7
                                                                      --------    --------
              Net cash from operating activities                           147          14

CASH FLOWS FROM INVESTING ACTIVITIEs
     Net change in time deposits                                            --          --
     Purchases of securities available for sale                        (15,326)     (4,977)
     Proceeds from sales of securities available for sale                6,703       3,291
     Proceeds from maturities of securities available for sale           2,376       1,228
     Net change in loans                                                  (817)     (2,591)
     Premises and equipment expenditures, net                              (25)         --
     Purchases of Federal Home Loan Bank stock                            (273)         --
                                                                      --------    --------
         Net cash from investing activities                             (7,362)     (3,049)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                              1,717         314
     Net change in short-term Federal Home Loan Bank advances           (2,700)      2,000
     Repayment of long-term FHLB advances                                   --      (1,000)
     Proceeds from long-term Federal Home Loan Bank advances             9,000          --
     Principal payments on long-term debt                                  (32)         --
     Cash dividends paid                                                   (28)        (44)
     Proceeds from exercise of stock options                                18          --
                                                                      --------    --------
         Net cash from financing activities                              7,975       1,270
                                                                      --------    --------

Net change in cash and cash equivalents                                    760      (1,765)
Cash and cash equivalents at beginning of period                         1,605       3,499
                                                                      --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  2,365    $  1,734
                                                                      ========    ========

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                     $    779    $    865
         Income taxes                                                       25          --

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

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Indian Village Bancorp, Inc. ("Corporation") at September 30, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements and notes thereto of the Corporation for the year ended June 30, 2002. The accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's June 30, 2002, financial statements have been consistently followed in preparing this Form 10-QSB. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for the full year.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, Indian Village Community Bank (the "Bank") and the Delaware Valley Title, LLC (the "Title Company"). All significant intercompany transactions and balances have been eliminated.

The Corporation's and Bank's revenues, operating income and assets are derived primarily from the financial institution industry. The Bank is engaged in the business of residential mortgage lending and consumer banking with operations conducted through its main office located in Gnadenhutten, Ohio and a branch office in New Philadelphia, Ohio. These communities and the contiguous areas are the source of substantially all the Bank's loan and deposit activities. The majority of the Bank's income is derived from residential and consumer lending activities and investments. The business of the Title Company is to issue title insurance underwritten by a third party. The Title Company, which was formed on September 12, 2001, did not have any significant assets or activity as of or for the three months ended September 30, 2002.

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

--------------------------------------------------------------------------------
                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding during the three months ended September 30, 2002 used for this calculation were 369,349. The weighted average number of shares outstanding during the three months ended September 30, 2001 used for this calculation were 366,185. Employee Stock Ownership Plan ("ESOP") shares are considered outstanding for this calculation unless unallocated. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options. The weighted average number of shares outstanding during the three months ended September 30, 2002 used for this calculation were 375,327. The weighted average number of shares outstanding during the three months ended September 30, 2001 used for this calculation were 366,632. There were no shares that were anti-dilutive for the period ended September 30, 2002.


NOTE 2 -CONSUMMATION OF THE CONVERSION TO A STOCK SAVINGS AND LOAN ASSOCIATION WITH THE CONCURRENT FORMATION OF A HOLDING COMPANY

As part of the conversion from a mutual to a stock company, the Bank established a liquidation account in an amount equal to its regulatory capital as of December 31, 1998. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank may not pay dividends that would reduce shareholders' equity below the required liquidation account balance.

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


--------------------------------------------------------------------------------
                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)
--------------------------------------------------------------------------------



NOTE 3 - SECURITIES AVAILABLE FOR SALE

The estimated fair values of securities available for sale are summarized as follows:

                                    Gross        Gross      Estimated
                                 Unrealized   Unrealized      Fair
                                    Gains       Losses        Value
                                    -----       ------        -----
    September 30, 2002
    ------------------
     U.S. Government agencies     $      8    $     --    $    342
     Obligations of states and
       political subdivisions           69          (1)      2,449
     Corporate debt securities          39          (6)      1,527
     Mortgage-backed securities        170         (72)     26,668
     Equity securities                  --         (59)      1,091
                                  --------    --------    --------

                                  $    286    $   (138)   $ 32,077
                                  ========    ========    ========

     June 30, 2002
     -------------
     Obligations of states and
       political subdivisions     $     78    $    (43)   $  6,081
     Corporate debt securities          26          --         966
     Mortgage-backed securities         91         (41)     17,274
     Equity securities                  --         (78)      1,400
                                  --------    --------    --------

                                  $    195    $   (162)   $ 25,721
                                  ========    ========    ========

The estimated fair values of debt securities available for sale at September 30, 2002, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                Estimated
                                                  Fair
                                                  Value
                                                  -----

Due after one year through five years          $     1,102
Due after five years through ten years               1,308
Due after ten years                                  2,999
Mortgage-backed securities                          26,668
                                               -----------
                                               $    32,077
                                               ===========

Proceeds from sales of securities available for sale during the three months ended September 30, 2002 were $6.7 million. Gross gains of $43,000 and gross losses of $5,000 were realized on those sales. Proceeds from sales of securities available for sale during the three months ended September 30, 2001 were $3.3 million. Gross gains of $27,000 and gross losses of $2,000 were realized on those sales.



--------------------------------------------------------------------------------
                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)
--------------------------------------------------------------------------------


NOTE 4 - LOANS

Loans are summarized as follows:
                                            September 30,  June 30,
                                                2002         2002
                                                ----         ----
Real estate loans:
     One- to four-family residential         $ 39,184    $ 38,898
     Multi-family residential                   2,382       2,392
     Nonresidential                             2,502       2,476
     Construction                               2,088       1,863
     Land                                         569         610
                                               46,725      46,239
Consumer loans:
     Home equity loans and lines of credit      2,148       2,096
     Home improvement                           1,211       1,346
     Automobile                                 1,523       1,463
     Loans on deposit accounts                    502         312
     Unsecured                                    124         187
     Other                                        790         556
                                             --------    --------
                                                6,298       5,960

Commercial business loans                         674       1,100
                                             --------    --------
                                               53,697      53,299
Less:
     Net deferred loan fees and costs             (65)        (62)
     Loans in process                              (4)         --
     Allowance for loan losses                   (346)       (757)
                                             --------    --------
                                             $ 53,282    $ 52,480
                                             ========    ========

Activity in the allowance for loan losses is summarized as follows:

                                Three Months Ended
                                  September 30,
                                ----------------
                                 2002      2001
                                -----      -----

Balance at beginning of period   $ 757    $ 253
Provision for losses                15        8
Charge-offs                       (427)      (2)
Recoveries                           1       --
                                 -----    -----
Balance at end of period         $ 346    $ 259
                                 =====    =====


--------------------------------------------------------------------------------
                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)
--------------------------------------------------------------------------------

NOTE 4 - LOANS (Continued)

Nonaccrual loans totaled approximately $1,303,000 and $2,045,000 at September 30, 2002, and June 30, 2002, respectively.

Impaired loans were as follows.
                                 September 30,     June 30,
                                     2002           2002
                                     ----           ----

Loans with no allocated allowance   $   --      $    --
  for loan losses
Loans with allocated allowance         716        1,225
                                    ------        -----
     Total                          $  716      $ 1,225


                                                     2002            2001
                                                     ----            ----

Amount of the allowance for loan losses allocated   $  184           $ --
Average of impaired loans during the period         $1,048           $ --
Interest income recognized during impairment        $   --           $ --
Cash-basis interest income recognized               $   --           $ --


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

As of September 30, 2002, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $1,208,000 and $1,579,000. As of June 30, 2002, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $1,631,000 and $2,210,000. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.


--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


INTRODUCTION

In the following pages, management presents an analysis of the financial condition of Indian Village Bancorp, Inc. as of September 30, 2002 compared to June 30, 2002, and results of operations for the three months ended September 30, 2002 compared with the same period in 2001. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.


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

FINANCIAL CONDITION

Total assets at September 30, 2002 were $93.6 million compared to $85.3 million at June 30, 2002, an increase of $8.3 million, or 9.7%. The increase in total assets was funded by an increase in borrowings of $6.3 million and by deposit growth of $1.7 million which was used to increase securities available for sale by $6.4 million and increase net loans by $800,000. The increase in securities available for sale consisted primarily of an increase in mortgage-backed securities of $9.3 million which was offset by a decrease in municipal securities of $3.7 million. The increase in loans consisted primarily of an increase in one- to four-family residential real estate loans of $286,000 and an increase in consumer loans of $338,000.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)
--------------------------------------------------------------------------------

Total deposits were $53.7 million at September 30, 2002 compared to $52.0 million at June 30, 2002, an increase of $1.7 million, or 3.3%. The Corporation experienced an increase in certificates of deposit of $1.2 million and savings accounts of $284,000. The certificate deposit portfolio as a percent of total deposits remained the same at 70.7% at June 30, 2002 and September 30, 2002. Almost all certificates of deposit held by the Corporation mature in less than three years with the majority maturing in the next year.

As a secondary source of liquidity, the Corporation obtains borrowings from the Federal Home Loan Bank of Cincinnati, from which it held advances totaling $31.1 million at September 30, 2002 and $24.8 million at June 30, 2002. Due to continued loan demand and in order to better leverage the Corporation's capital, the Corporation used these funds to originate mortgage loans and purchase securities available for sale as well as provide for short-term liquidity needs. FHLB advances at September 30, 2002 consisted of $20.2 million in long-term callable fixed-rate advances and $10.9 million in fixed rate mortgage-matched advances. The long-term callable advances have specified call dates ranging from one to five years at which time the advances may be called at the option of the Federal Home Loan Bank. Additional advances may be obtained from the Federal Home Loan Bank to fund future loan growth and liquidity as needed.

Total shareholders' equity increased from $8.3 million at June 30, 2002 to $8.5 million at September 30, 2002.

Nonperforming assets, consisting of $70,000 in real estate owned and $1,303,000 of nonaccrual loans, totaled $1,373,000 at September 30, 2002 or 1.5% of total assets, a decrease of $742,000 from June 30, 2002. The nonaccrual loans consist of $637,000 of commercial loans, $395,000 of residential loans and $271,000 of consumer loans. The allowance for loan losses totaled $346,000 at September 30, 2002, representing 26.6% of nonaccrual loans and 0.64% of gross loans receivable. At June 30, 2002 the allowance for loan losses totaled $757,000 and represented 37.0% of nonaccrual loans and 1.42% of gross loans receivable. The allowance for loan losses at June 30, 2002 included the specific provision of $460,000 relating to the default of two large commercial loan relationships, that was expensed in the fourth quarter of 2002. The decrease in the allowance for loan losses at September 30, 2002 is also reflected in a decrease in nonaccrual loans as a result of the charge-off of one of the defaulted loan relationships as described below.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
     2002 AND SEPTEMBER 30, 2001

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

Net income was $134,000 for the three months ended September 30, 2002, compared to $88,000 for the three months ended September 30, 2001. The increase in net income for the three months ended September 30, 2002 was

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)
--------------------------------------------------------------------------------

primarily the result of an increase in net interest income, partially offset by an increase in income tax expense and other noninterest operating expenses. Basic earnings per common share was $0.36 for the three months ended September 30, 2002 compared to $0.24 for the three months ended September 30, 2001. Diluted earnings per common share was $0.36 for the three months ended September 30, 2002 compared to $0.24 for the three months ended September 30, 2001.

Net interest income totaled $510,000 for the three months ended September 30, 2002, as compared to $395,000 for the three months ended September 30, 2001, representing an increase of $115,000, or 29.1%. The change in net interest income is attributable to an increase in average net earning assets offset by a decrease in the yield on earning assets.

Interest and fees on loans increased approximately $27,000, or 2.7%, from $992,000 for the three months ended September 30, 2001 to $1.0 million for the three months ended September 30, 2002. The increase in interest income was due to higher average loans offset by a lower average yield on loans.

Interest earned on securities totaled $305,000 for the three months ended September 30, 2002, as compared to $250,000 for the three months ended September 30, 2001. The increase was due to higher average securities offset by a lower average yield on securities.

Interest on interest-bearing deposits and overnight deposits was $5,000 for the three months ended September 30, 2002 and September 30, 2001.

Interest paid on deposits decreased $91,000 for the three months ended September 30, 2002, compared to the three months ended September 30, 2001. The decrease in interest expense was due to a decrease in the cost of funds offset with an increase in the average balances of deposits.

Interest on Federal Home Loan Bank advances totaled $362,000 for the three months ended September 30, 2002, compared to $304,000 for the three months ended September 30, 2001. The increase was the result of a higher average balance offset by a lower cost of funds. The additional borrowings were used to provide funding for loan demand and the purchase of investment securities.

The Corporation maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb probable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent on a variety of factors, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb probable losses in the loan portfolio.

The provision for loan losses for the three months ended September 30, 2002 totaled $15,000 compared to $8,000 for the three months ended September 30, 2001. The Corporation experienced net charge-offs of $426,000 and $2,000 during the three months ended September 30, 2002 and September 30, 2001, respectively. The increase in net charges-offs compared to the 2001 period was the result of the charge-off of $427,000 related to a large commercial borrowing relationship. The borrower, a modular and manufactured homes dealer, who still has a remaining credit relationship of $678,000 which is classified as impaired, has filed chapter 7 bankruptcy as of July 29, 2002. This relationship is collateralized by new and used modular and manufactured homes inventory, receivables and equipment associated with the business. Management has retained legal counsel specializing in bankruptcy issues and a receiver has been appointed to liquidate the assets of the business.
--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)
--------------------------------------------------------------------------------

Noninterest income includes service charges and other fees, net gains on sales of securities available for sale and other income. For the three months ended September 30, 2002, noninterest income totaled $94,000, compared to $83,000 for the three months ended September 30, 2001. During the 2002 period, the Corporation experienced an increase in net gains on sales of securities available for sale of $13,000.

Noninterest expense totaled $422,000 for the three months ended September 30, 2002 compared to $384,000 for same period in 2001. The increase in noninterest expense was primarily the result of a $9,000 increase in professional and consulting expenses and a $8,000 increase in salaries and employee benefits.

The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $33,000 for the three months ended September 30, 2002 compared to a tax benefit of $2,000 for the three months ended September 30, 2001. The tax benefit for the 2001 period is attributable to tax exempt securities interest income.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the three months ended September 30, 2002 and 2001.

                                                    Three Months Ended
                                                       September 30,
                                                       -------------

                                                   2002            2001
                                                   ----            ----

Net income                                         $   134    $    88
Adjustments to reconcile net income to
  net cash from operating activities                    13        (74)
                                                   -------    -------
Net cash from operating activities                     147         14
Net cash from investing activities                  (7,362)    (3,049)
Net cash from financing activities                   7,975      1,270
                                                   -------    -------
Net change in cash and cash equivalents                760     (1,765)
Cash and cash equivalents at beginning of period     1,605      3,499
                                                   -------    -------
Cash and cash equivalents at end of period         $ 2,365    $ 1,734
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

The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand, deposit withdrawls, or to fund investment opportunities. Management believes the Corporation's liquidity position is strong based on its level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.
--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)
--------------------------------------------------------------------------------

Total shareholders' equity increased $212,000 between June 30, 2002 and September 30, 2002, the increase was primarily due to increases in earnings retained and an increase in other comprehensive income.

The Corporation is not subject to any separate regulatory capital requirements. The Bank, however, is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At September 30, 2002, and June 30, 2002, the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios at September 30, 2002 and June 30, 2002, the Bank is considered well capitalized under the Federal Deposit Insurance Corporation Act.

At September 30, 2002, and June 30, 2002 the Bank's actual capital levels and minimum required levels were:

                                                                        Minimum
                                                                     Required To Be
                                             Minimum Required       Well Capitalized
                                                For Capital      Under Prompt Corrective
                                  Actual     Adequacy Purposes      Action Regulations
                            Amount    Ratio   Amount   Ratio        Amount       Ratio
                            ------    -----   ------   -----        ------       ----


September 30, 2002
------------------
Total capital (to risk-
  weighted assets)          $8,253     16.3%    $4,047     8.0%       $5,059     10.0%
Tier 1 (core) capital (to
  risk-weighted assets)      7,907     15.6      2,023     4.0         3,035      6.0
Tier 1 (core) capital (to
  adjusted total assets)     7,907      8.9      3,574     4.0         4,467      5.0
Tangible capital (to
  adjusted total assets)     7,907      8.9      1,340     1.5          N/A

June 30, 2002
-------------
Total capital (to risk-
  weighted assets)          $8,467     16.4%    $4,121     8.0%       $5,151     10.0%
Tier 1 (core) capital (to
  risk-weighted assets)      7,710     15.0      2,060     4.0         3,091      6.0
Tier 1 (core) capital (to
  adjusted total             7,710      9.0      3,431     4.0         4,289      5.0
Tangible capital (to
  adjusted total assets)     7,710      9.0      1,287     1.5          N/A



--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)
--------------------------------------------------------------------------------

 CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the vice president, controller (principal accounting & financial officer) of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.


Changes in internal controls. The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

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

           (b) On August 22, 2002, the Corporation filed a Current Report on Form 8-K reporting that the Corporation's 2002 Annual Meeting of Shareholders will be held on November 6, 2002. The press release, issued August 22, 2002, was attached as an exhibit to the Form 8-K.


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




Date:  November 13, 2002             /s/ Marty R. Lindon
       -----------------------       ----------------------------------------
                                     Marty R. Lindon
                                     President and Chief Executive Officer





Date:  November 13, 2002             /s/ Andrea R. Miley
       -----------------------       ----------------------------------------
                                     Andrea R. Miley
                                     Vice President, Controller
                                     (principal accounting & financial officer)







--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.

                                  CERTIFICATION


--------------------------------------------------------------------------------


I, Marty R. Lindon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Indian Village Bancorp, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                 /s/ Marty R. Lindon
                                         President & Chief Executive Officer
                                         (principal executive officer)


--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.

                                  CERTIFICATION


--------------------------------------------------------------------------------


I, Andrea R. Miley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Indian Village Bancorp, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                         /s/ Andrea R. Miley
                                                 Vice President - Controller
                                                 (principal accounting and
                                                   financial officer)

--------------------------------------------------------------------------------