Form 10QSB
period 2002-12-31
INDIAN VILLAGE BANCORP INC
filed 2003-02-14
CIK 1081338

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended December 31, 2002

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

As of February 7, 2003, the latest practical date, 404,479 of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes  [X]     No  [ ]




--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.

                                      INDEX

                                                                                                           Page
                                                                                                           ----
PART I -FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets ............................................................      3

              Consolidated Statements of Income ......................................................      4

              Consolidated Statements of Comprehensive Income ........................................      5

              Consolidated Statements of Changes in Shareholders' Equity..............................      6

              Consolidated Statements of Cash Flows ..................................................      8

              Notes to Consolidated Financial Statements .............................................      9

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations......................................     14

         Item 3.   Controls and Procedures............................................................     21



Part II - Other Information

         Item 1.   Legal Proceedings..................................................................     22

         Item 2.   Changes in Securities..............................................................     22

         Item 3.   Defaults Upon Senior Securities....................................................     22

         Item 4.   Submission of Matters to a Vote of Security Holders................................     22

         Item 5.   Other Information..................................................................     22

         Item 6.   Exhibits and Reports on Form 8-K...................................................     22


SIGNATURES ...........................................................................................     23

CERTIFICATIONS........................................................................................     24


--------------------------------------------------------------------------------
                                                                        2

                          INDIAN VILLAGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

-------------------------------------------------------------------------------

                                                                  December 31,    June 30,
                                                                     2002           2002
                                                                  (Unaudited)       ----
                                                                  -----------
ASSETS
Cash and due from banks                                           $  1,549        $  1,107
Interest-bearing deposits in other banks                             1,980             498
                                                                  --------        --------
     Total cash and cash equivalents                                 3,529           1,605
Securities available for sale at fair value                         33,328          25,721
Loans, net of allowance for loan losses                             51,612          52,480
Premises and equipment, net                                          1,423           1,428
Real estate owned                                                       70              70
Federal Home Loan Bank stock                                         1,602           1,294
Bank-owned life insurance                                            2,203           2,149
Accrued interest receivable                                            469             461
Other assets                                                           194             120
                                                                  --------        --------
         Total assets                                             $ 94,430        $ 85,328
                                                                  ========        ========


LIABILITIES
Deposits                                                          $ 54,822        $ 51,957
Federal Home Loan Bank advances                                     30,794          24,826
Accrued interest payable                                               140             122
Other liabilities                                                      150             160
                                                                  --------        --------
     Total liabilities                                              85,906          77,065

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized,
   none outstanding                                                     --              --
Common stock, $.01 par value, 5,000,000 shares authorized
   445,583 shares issued                                                 4               4
Additional paid-in capital                                           3,263           3,255
Retained earnings - substantially restricted                         5,986           5,838
Unearned employee stock ownership plan shares                         (326)           (341)
Treasury stock, at cost, 41,104 shares at December 31, 2002 and
  43,444 shares at June 30, 2002                                      (487)           (514)
Accumulated other comprehensive income (loss)                           84              21
                                                                  --------        --------
     Total shareholders' equity                                      8,524           8,263
                                                                  --------        --------
         Total liabilities and shareholders' equity               $ 94,430        $ 85,328
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

                          INDIAN VILLAGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


                                       Three Months Ended  Six Months Ended
                                          December 31,       December 31,
                                         -------------      -------------
                                         2002     2001      2002     2001
                                         ----     ----      ----     ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees              $  979   $1,022    $1,998   $2,014
     Taxable securities                    238      183       506      379
     Tax exempt securities                  27       62        64      116
     Interest-bearing deposits and
       Federal funds sold                    7        5        12       10
                                        ------   ------    ------   ------
         Total interest income           1,251    1,272     2,580    2,519

INTEREST EXPENSE
     Deposits                              451      502       908    1,050
     Federal Home Loan Bank advances       394      319       756      623
                                        ------   ------    ------   ------
         Total interest expense            845      821     1,664    1,673
                                        ------   ------    ------   ------

NET INTEREST INCOME                        406      451       916      846
Provision for loan losses                   30       22        45       30
                                        ------   ------    ------   ------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                          376      429       871      816

NONINTEREST INCOME
     Service charges and other fees         28       23        56       51
     Gain on sale of securities
       available for sale, net              62       53       100       78
     Other income                           31       31        59       61
                                        ------   ------    ------   ------
         Total noninterest income          121      107       215      190

NONINTEREST EXPENSE
     Salaries and employee benefits        205      180       405      372
     Occupancy and equipment                52       48       102       96
     Professional and consulting fees       27       37        63       64
     Franchise taxes                        25       22        50       44
     Data processing                        28       23        55       44
     Director and committee fees            17       16        33       33
     Other expense                          68       65       136      122
                                        ------   ------    ------   ------
         Total noninterest expense         422      391       844      775
                                        ------   ------    ------   ------

INCOME BEFORE INCOME TAXES                  75      145       242      231
Income tax expense                           4       16        37       14
                                        ------   ------    ------   ------

NET INCOME                              $   71   $  129    $  205   $  217
                                        ======   ======    ======   ======

EARNINGS PER COMMON SHARE (BASIC)       $ 0.19   $ 0.35    $ 0.55   $ 0.59
                                        ======   ======    ======   ======

EARNINGS PER COMMON SHARE (DILUTED)     $ 0.18   $ 0.35    $ 0.54   $ 0.59
                                        ======   ======    ======   ======

--------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                          INDIAN VILLAGE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------



                                                 Three Months Ended    Six Months Ended
                                                    December 31,         December 31,
                                                    ------------         ------------
                                                   2002     2001        2002     2001
                                                   ----     ----        ----     ----
NET INCOME                                        $  71    $ 129       $ 205    $ 217

Other comprehensive income, net of tax
     Unrealized gains (losses) on securities
       available for sale arising during period      27     (159)        129      (28)
     Reclassification adjustment for
       accumulated (gains) losses included in
       net income                                   (41)     (35)        (66)     (51)
                                                  -----    -----       -----    -----
         Net unrealized gains (losses)
           on securities                            (14)    (194)         63      (79)
COMPREHENSIVE INCOME (LOSS)                       $  57    $ (65)      $ 268    $ 138
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

                          INDIAN VILLAGE BANCORP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------





                                                                                                     Unrealized
                                                                                                       Gain on
                                                  Additional                Unearned                 Securities
                                        Common     Paid-In     Retained       ESOP       Treasury    Available
                                        Stock      Capital     Earnings      Shares       Stock       for Sale      Total
                                        -----      -------     --------      ------       -----       --------      -----
Balance at July 1, 2002                $     4     $ 3,255     $ 5,838      $  (341)     $  (514)     $    21      $ 8,263
Net income for the period                   --          --         205           --           --           --          205
Cash dividend - $0.16 per share             --          --         (57)          --           --           --          (57)
Release of 1,481 ESOP shares                --           7          --           15           --           --           22
Exercise of 2,340 stock options             --           1          --           --           27           --           28
Change in fair value of securities
  available for sale                        --          --          --           --           --           63           63
                                       -------     -------     -------      -------      -------      -------      -------
Balance at December 31, 2002           $     4     $ 3,263     $ 5,986      $  (326)     $  (487)     $    84      $ 8,524
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

                          INDIAN VILLAGE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                          Six Months Ended
                                                                            December 31,
                                                                            ------------
                                                                          2002          2001
                                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                         $    205      $    217
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                         60            58
         Premium amortization, net of accretion                              201            34
         Provision for loan losses                                            45            30
         Federal Home Loan Bank stock dividends                              (35)          (38)
         Increase in cash surrender value of life insurance                  (54)          (57)
         Gain/Loss on sale of securities available for sale                 (100)          (78)
         Compensation expense on ESOP shares                                  22            19
         Net change in accrued interest receivable and other assets          (96)          107
         Net change in accrued expenses and other liabilities                  8          (116)
                                                                        --------      --------
              Net cash from operating activities                             256           176

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale                          (26,944)      (14,653)
     Proceeds from sales of securities available for sale                 11,111         8,424
     Proceeds from maturities of securities available for sale             8,221         2,442
     Net change in loans                                                     823        (2,843)
     Premises and equipment expenditures, net                                (74)           (6)
     Purchases of Federal Home Loan Bank stock                              (273)           --
                                                                        --------      --------
         Net cash from investing activities                               (7,136)       (6,636)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                2,865         2,071
     Net change in short-term Federal Home Loan Bank advances             (2,700)        1,300
     Repayment of long-term FHLB advances                                     --        (1,000)
     Proceeds from long-term Federal Home Loan Bank advances               9,000         2,000
     Principal payments on long-term debt                                   (332)          (10)
     Cash dividends paid                                                     (57)          (70)
     Proceeds from exercise of stock options                                  28            --
                                                                        --------      --------
         Net cash from financing activities                                8,804         4,291
                                                                        --------      --------
Net change in cash and cash equivalents                                    1,924        (2,169)
Cash and cash equivalents at beginning of period                           1,605         3,499
                                                                        --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  3,529      $  1,330
                                                                        ========      ========
Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                       $  1,682      $  1,045
         Income taxes                                                         42            --



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

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Indian Village Bancorp, Inc. ("Corporation") at December 31, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements and notes thereto of the Corporation for the year ended June 30, 2002. The accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's June 30, 2002, financial statements have been consistently followed in preparing this Form 10-QSB. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results of operations that may be expected for the full year.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, Indian Village Community Bank (the "Bank") and the Delaware Valley Title, LLC (the "Title Company"). All significant intercompany transactions and balances have been eliminated.

The Corporation's and Bank's revenues, operating income and assets are derived primarily from the financial institution industry. The Bank is engaged in the business of residential mortgage lending and consumer banking with operations conducted through its main office located in Gnadenhutten, Ohio and a branch office in New Philadelphia, Ohio. These communities and the contiguous areas are the source of substantially all the Bank's loan and deposit activities. The majority of the Bank's income is derived from residential and consumer lending activities and investments. The business of the Title Company is to issue title insurance underwritten by a third party. The Title Company, which was formed on September 12, 2001, did not have any significant assets or activity as of or for the three and six months ended December 31, 2002.

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

                                  (Continuted)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding during the three and six months ended December 31, 2002 used for this calculation were 372,101 and 371,465, respectively. The weighted average number of shares outstanding during the three and six months ended December 31, 2001 used for this calculation were 366,982 and 366,583, respectively. Employee Stock Ownership Plan ("ESOP") shares are considered outstanding for this calculation unless unallocated. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options. The weighted average number of shares outstanding during the three and six months ended December 31, 2002 used for this calculation were 383,384 and 382,747, respectively. The weighted average number of shares outstanding during the three and six months ended December 31, 2001 used for this calculation were 369,164 and 368,765, respectively. There was $0.01 per share dilution as the result of considering the stock options for the three and six months ended December 31, 2002.

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

                                  (Continuted)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


NOTE 3 - SECURITIES AVAILABLE FOR SALE

The estimated fair values of securities available for sale are summarized as follows:

                                      Gross         Gross       Estimated
                                    Unrealized    Unrealized      Fair
                                      Gains         Losses       Value
                                      -----         ------       -----
     December 31, 2002
     -----------------
     U.S. Government agencies       $      3      $     --      $    342
     Obligations of states and
       political subdivisions             38            (3)        5,340
     Corporate debt securities            30            (5)        1,519
     Mortgage-backed securities          222           (45)       25,089
     Equity securities                    --          (112)        1,038
                                    --------      --------      --------
                                    $    293      $   (165)     $ 33,328
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
                                    ========      ========      ========



The estimated fair values of debt securities available for sale at December 31, 2002, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                          Estimated
                                                            Fair
                                                            Value
                                                            -----

           Due under one year                             $    103
           Due after one year through five years             1,874
           Due after five years through ten years            1,495
           Due after ten years                               4,767
           Mortgage-backed securities                       25,089
                                                          --------
                                                          $ 33,328
                                                          ========


Proceeds from sales of securities available for sale during the six months ended December 31, 2002 were $11.1 million. Gross gains of $105,000 and gross losses of $5,000 were realized on those sales. Proceeds from sales of securities available for sale during the six months ended December 31, 2001 were $8.4 million. Gross gains of $80,000 and gross losses of $2,000 were realized on those sales.


--------------------------------------------------------------------------------

                                  (Continuted)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


NOTE 4 - LOANS

Loans are summarized as follows:
                                                                    December 31,   June 30,
                                                                       2002          2002
                                                                       ----          ----
        Real estate loans:
             One- to four-family residential                         $ 38,928      $ 38,898
             Multi-family residential                                   2,370         2,392
             Nonresidential                                             2,287         2,476
             Construction                                               1,556         1,863
             Land                                                         255           610
                                                                     --------      --------
                                                                       45,396        46,239
        Consumer loans:
             Home equity loans and lines of credit                      2,043         2,096
             Home improvement                                           1,330         1,346
             Automobile                                                 1,461         1,463
             Loans on deposit accounts                                    360           312
             Unsecured                                                     96           187
             Other                                                        698           556
                                                                     --------      --------
                                                                        5,988         5,960

        Commercial business loans                                         670         1,100
                                                                     --------      --------
                                                                       52,054        53,299
        Less:
             Net deferred loan fees and costs                             (62)          (62)
             Loans in process                                              (3)           --
             Allowance for loan losses                                   (377)         (757)
                                                                     --------      --------
                                                                     $ 51,612      $ 52,480
                                                                     ========      ========


Activity in the allowance for loan losses is summarized as follows:

                                          Three Months Ended     Six Months Ended
                                              December 31,         December 31,
                                              ------------         ------------
                                            2002      2001       2002       2001
                                            ----      ----       ----       ----
        Balance at beginning of period     $ 346     $ 259      $ 757      $ 253
        Provision for losses                  30        22         45         30
        Charge-offs                           --       (11)      (427)       (13)
        Recoveries                             1        --          2         --
                                           -----     -----      -----      -----

        Balance at end of period           $ 377     $ 270      $ 377      $ 270
                                           =====     =====      =====      =====



--------------------------------------------------------------------------------

                                  (Continuted)

                          INDIAN VILLAGE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


NOTE 4 - LOANS (Continued)

Nonaccrual loans totaled approximately $1,561,000 and $2,045,000 at December 31, 2002, and June 30, 2002, respectively.

Impaired loans were as follows.

                                                    December 31,   June 30,
                                                       2002          2002
                                                       ----          ----

Loans with no allocated allowance                     $   --        $   --
  for loan losses
Loans with allocated allowance                           661         1,225
                                                      ------        ------
     Total                                            $  661        $1,225


Amount of the allowance for loan losses allocated     $  213        $  571



                                                       2002          2001
                                                       ----          ----

Average of impaired loans during the period           $  701        $   --
Interest income recognized during impairment          $   --        $   --
Cash-basis interest income recognized                 $   --        $   --


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

As of December 31, 2002, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $1,286,000 and $1,287,000. As of June 30, 2002, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $1,631,000 and $2,210,000. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.


--------------------------------------------------------------------------------

                                  (Continuted)

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


INTRODUCTION

In the following pages, management presents an analysis of the financial condition of Indian Village Bancorp, Inc. as of December 31, 2002 compared to June 30, 2002, and results of operations for the three and six months ended December 31, 2002 compared with the same periods in 2001. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

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

FINANCIAL CONDITION

Total assets at December 31, 2002 were $94.4 million compared to $85.3 million at June 30, 2002, an increase of $9.1 million, or 10.7%. The increase in total assets was funded by an increase in borrowings of $6.0 million and by deposit growth of $2.9 million which was used to increase securities available for sale by $7.6 million and increase cash and cash equivalents by $1.9 million. The increase in securities available for sale consisted primarily of an increase in mortgage-backed securities of $7.8 million which was offset by a decrease in municipal securities of $741,000.

Total deposits were $54.8 million at December 31, 2002 compared to $52.0 million at June 30, 2002, an increase of $2.9 million, or 5.5%. The Corporation experienced an increase in certificates of deposit of $1.8 million and savings accounts of $751,000. The certificate of deposit portfolio as a percent of total deposits was 70.2% at December 31, 2002 and 70.7% at June 30, 2002. Almost all certificates of deposit held by the Corporation mature in less than three years with the majority maturing in the next year.
--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


As a secondary source of liquidity, the Corporation obtains borrowings from the Federal Home Loan Bank of Cincinnati, from which it held advances totaling $30.8 million at December 31, 2002 and $24.8 million at June 30, 2002. The Corporation used these funds to purchase securities available for sale as well as provide for short-term liquidity needs. FHLB advances at December 31, 2002 consisted of $20.2 million in long-term callable fixed-rate advances and $10.6 million in fixed rate mortgage-matched advances. The long-term callable advances have specified call dates ranging from one to five years at which time the advances may be called at the option of the Federal Home Loan Bank. Additional advances may be obtained from the Federal Home Loan Bank to fund future loan growth and liquidity as needed.

Total shareholders' equity increased from $8.3 million at June 30, 2002 to $8.5 million at December 31, 2002.

Nonperforming assets, consisting of $70,000 in real estate owned and $1,561,000 of nonaccrual loans, totaled $1,631,000 at December 31, 2002 or 1.7% of total assets, a decrease of $484,000 from June 30, 2002. The nonaccrual loans consist of $637,000 of commercial loans, $648,000 of residential loans and $276,000 of consumer loans. The allowance for loan losses totaled $377,000 at December 31, 2002, representing 24.2% of nonaccrual loans and 0.72% of gross loans receivable. At June 30, 2002 the allowance for loan losses totaled $757,000 and represented 37.0% of nonaccrual loans and 1.42% of gross loans receivable. The allowance for loan losses at June 30, 2002 included the specific provision of $460,000 relating to the default of two large commercial loan relationships, that was expensed in the fourth quarter of 2002. The decrease in the allowance for loan losses at December 31, 2002 is also reflected in a decrease in nonaccrual loans as a result of the charge-off of one of the defaulted loan relationships as described below.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
  AND DECEMBER 31, 2001

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

Net income was $205,000 for the six months ended December 31, 2002, compared to $217,000 for the six months ended December 31, 2001. The decrease in net income for the six months ended December 31, 2002 was primarily the result of an increase in noninterest operating expenses and income tax expense offset by an increase in net interest income. Basic earnings per common share was $0.55 for the six months ended December 31, 2002 compared to $0.59 for the six months ended December 31, 2001. Diluted earnings per common share was $0.54 for the six months ended December 31, 2002 compared to $0.59 for the six months ended December 31, 2001.
--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


Net interest income totaled $916,000 for the six months ended December 31, 2002, as compared to $846,000 for the six months ended December 31, 2001, representing an increase of $70,000, or 8.3%. The change in net interest income is attributable to an increase in average net earning assets offset by a decrease in the yield on earning assets.

Interest and fees on loans decreased approximately $16,000, or 0.8%, to $2.0 million for the six months ended December 31, 2002. The decrease in interest and fees on loans was due to a lower average yield on loans.

Interest earned on securities totaled $570,000 for the six months ended December 31, 2002, as compared to $495,000 for the six months ended December 31, 2001. The increase was due to higher average securities offset by a lower average yield on securities.

Interest on interest-bearing deposits and overnight deposits was $12,000 for the six months ended December 31, 2002 compared to $10,000 for the six months ended December 31, 2001. The increase was due to a higher average balance of interest-bearing deposits in other banks.

Interest paid on deposits decreased $142,000 for the six months ended December 31, 2002, compared to the six months ended December 31, 2001. The decrease in interest expense was due to a decrease in the cost of funds offset by an increase in the average balances of deposits.

Interest on Federal Home Loan Bank advances totaled $756,000 for the six months ended December 31, 2002, compared to $623,000 for the six months ended December 31, 2001, an increase of $133,000, or 21.3%. The increase was the result of a higher average balance offset by a lower cost of funds. The additional borrowings were used to provide funding for the purchase of investment securities.

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

The provision for loan losses for the six months ended December 31, 2002 totaled $45,000 compared to $30,000 for the six months ended December 31, 2001. The Corporation experienced net charge-offs of $427,000 and $13,000 during the six months ended December 31, 2002 and December 31, 2001, respectively. The increase in net charge-offs compared to the 2001 period was the result of the charge-off of $427,000 related to a large commercial borrowing relationship. The borrower, a modular and manufactured homes dealer, who still has a remaining credit relationship of $637,000 which is classified as impaired, filed chapter 7 bankruptcy on July 29, 2002. This relationship is collateralized by new and used modular and manufactured homes inventory, receivables and equipment associated with the business. Management has retained legal counsel specializing in bankruptcy issues and a receiver has been appointed to liquidate the assets of the business.
--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


Noninterest income includes service charges and other fees, net gains on sales of securities available for sale and other income. For the six months ended December 31, 2002, noninterest income totaled $215,000, compared to $190,000 for the six months ended December 31, 2001. During the 2002 period, the Corporation experienced an increase in net gains on sales of securities available for sale of $22,000.

Noninterest expense totaled $844,000 for the six months ended December 31, 2002 compared to $775,000 for same period in 2001. The increase in noninterest expense was primarily the result of a $33,000 increase in salaries and employee benefits, a $14,000 increase in other expenses, and an $11,000 increase in data processing expenses. The increase in salaries and employee benefits and other expenses is primarily related to the data processing conversion that is expected to be completed on February 17, 2003.

The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $37,000 for the six months ended December 31, 2002 compared to a tax expense of $14,000 for the six months ended December 31, 2001. The increase in the income tax expense in 2002 is attributable to a decrease in tax exempt securities interest income.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
  AND DECEMBER 31, 2001

Net income was $71,000 for the three months ended December 31, 2002, compared to $129,000 for the three months ended December 31, 2001. The decrease in net income for the three months ended December 31, 2002 was primarily the result of a decrease in net interest income and an increase in noninterest expense offset by a increase in noninterest income. Basic earnings per common share was $0.19 for the three months ended December 31, 2002 compared to $0.35 for the three months ended December 31, 2001. Diluted earnings per common share was $0.18 for the three months ended December 31, 2002 compared to $0.35 for the three months ended December 31, 2001.

Net interest income totaled $406,000 for the three months ended December 31, 2002, as compared to $451,000 for the three months ended December 31, 2001, representing a decrease of $45,000, or 10.0%. The change in net interest income is attributable to a decrease in the interest rate spread offset by an increase in average interest-bearing liabilities.

Interest and fees on loans decreased approximately $43,000, or 4.2%, from $1.0 million for the three months ended December 31, 2001 to $979,000 for the three months ended December 31, 2002. The decrease in interest income was due to a lower average yield on loans.

Interest earned on securities totaled $265,000 for the three months ended December 31, 2002, as compared to $245,000 for the three months ended December 31, 2001. The increase was a result of higher average securities available for sale offset by a lower average yield on securities.

Interest on interest-bearing deposits and overnight deposits for the three months ended December 31, 2002 totaled $7,000, compared to $5,000 in the same quarter in 2001.

Interest paid on deposits decreased $51,000 for the three months ended December 31, 2002, compared to the three months ended December 31, 2001. The decrease in interest expense was due to a decrease in the cost of funds offset by an increase in the average balances of deposits.
--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


Interest on Federal Home Loan Bank advances totaled $394,000 for the three months ended December 31, 2002, compared to $319,000 for the three months ended December 31, 2001. The increase was the result of a higher average balance offset by a lower cost of funds. The additional borrowings were used to provide funding for the purchase of investment securities.

The provision for loan losses for the three months ended December 31, 2002 totaled $30,000 compared to $22,000 for the three months ended December 31, 2001. The Corporation experienced a recovery of $1,000 during the three months ended December 31, 2002. The Corporation experienced $11,000 in net charge-offs during the three months ended December 31, 2001.

For the three months ended December 31, 2002, noninterest income totaled $121,000, compared to $107,000 for the three months ended December 31, 2001. During the 2002 period, the Corporation experienced an increase in net gains on sales of securities available for sale of $9,000 and service charges and other fees of $5,000.

Noninterest expense totaled $422,000 for the three months ended December 31, 2002 compared to $391,000 for same period in 2001. The increase in noninterest expense was primarily the result of a $25,000 increase in salaries and employee benefits. The increase in salaries and employee benefits is primarily related to the data processing conversion that is expected to be completed on February 17, 2003.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $4,000 for the three months ended December 31, 2002 compared to $16,000 for the three months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the three months ended December 31, 2002 and 2001.

                                                        Six Months Ended
                                                          December 31,
                                                          ------------
                                                       2002         2001
                                                       ----         ----
Net income                                           $   205      $   217
Adjustments to reconcile net income to
  net cash from operating activities                      51          (41)
                                                     -------      -------
Net cash from operating activities                       256          176
Net cash from investing activities                    (7,136)      (6,636)
Net cash from financing activities                     8,804        4,291
                                                     -------      -------
Net change in cash and cash equivalents                1,924       (2,169)
Cash and cash equivalents at beginning of period       1,605        3,499
                                                     -------      -------
Cash and cash equivalents at end of period           $ 3,529      $ 1,330
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

The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand, deposit withdrawals, or to fund investment opportunities. Management believes the Corporation's liquidity position is strong based on its level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

Total shareholders' equity increased $261,000 between June 30, 2002 and December 31, 2002, the increase was primarily due to increases in earnings retained and an increase in other comprehensive income.

The Corporation is not subject to any separate regulatory capital requirements. The Bank, however, is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At December 31, 2002, and June 30, 2002, the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios at December 31, 2002 and June 30, 2002, the Bank was considered well capitalized under the Federal Deposit Insurance Corporation Act at those dates.
--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


At December 31, 2002, and June 30, 2002 the Bank's actual capital levels and minimum required levels were:


                                                                                Minimum
                                                                             Required To Be
                                                     Minimum Required       Well Capitalized
                                                       For Capital       Under Prompt Corrective
                                     Actual         Adequacy Purposes      Action Regulations
                              Amount      Ratio    Amount       Ratio      Amount       Ratio
                              ------      -----    ------       -----      ------       -----
December 31, 2002
-----------------
Total capital (to risk-
  weighted assets)            $8,284       17.6%   $3,755       8.0%       $4,694       10.0%
Tier 1 (core) capital (to
  risk-weighted assets)        7,907       16.8     1,878       4.0         2,817        6.0
Tier 1 (core) capital (to
  adjusted total assets)       7,907        8.3     3,789       4.0         4,737        5.0
Tangible capital (to
  adjusted total assets)       7,907        8.3     1,421       1.5           N/A

June 30, 2002
-------------
Total capital (to risk-
  weighted assets)            $8,467       16.4%   $4,121       8.0%       $5,151       10.0%
Tier 1 (core) capital (to
  risk-weighted assets)        7,710       15.0     2,060       4.0         3,091        6.0
Tier 1 (core) capital (to
  adjusted total               7,710        9.0     3,431       4.0         4,289        5.0
Tangible capital (to
  adjusted total assets)       7,710        9.0     1,287       1.5           N/A






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

--------------------------------------------------------------------------------

Item 1.    Legal Proceedings
           -----------------
           None

Item 2.    Changes in Securities
           ---------------------
           Not applicable.

Item 3.    Defaults on Senior Securities
           -----------------------------
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           The annual meeting of stockholders of the Corporation was held on November 6, 2002. The results of the vote on the matters presented at the meetings is as follows:

           1. The following individuals were elected as directors, each for a three-year term:

                                       Votes For        Votes Withheld
                                       ---------        --------------
               Michael A. Cochran       293,763              12,050
               Rebecca S. Mastin        304,763               1,050

           2. The appointment of Crowe, Chizek and Company LLP as auditors for the Corporation for the fiscal year ending June 30, 2003, was as ratified by stockholders by the following vote:

                    Votes For           Votes Against          Abstain
                    ---------           -------------          -------
                     302,987               1,000                1,826

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

                (3) Incorporated herein be reference from the Proxy Statement filed March 27, 2000.

                (4) Reference is hereby made to Note 1 of the Consolidated
                    Statements on page 10, hereof.
           (b) No current reports on Form 8-K were filed by the Corporation during the quarter ended December 31, 2002.
--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                                   SIGNATURES

--------------------------------------------------------------------------------


In accordance with the requirement of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 12, 2003              /s/ Marty R. Lindon
       -----------------------        ------------------------------------------
                                      Marty R. Lindon
                                      President and Chief Executive Officer

Date:  February 12, 2003              /s/ Andrea R. Miley
       -----------------------        ------------------------------------------
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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  February 12, 2003                     /s/ Marty R. Lindon
                                             President & Chief Executive Officer
                                             (principal executive officer)
--------------------------------------------------------------------------------

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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  February 12, 2003            /s/ Andrea R. Miley
                                    Vice President - Controller
                                    (principal accounting and financial officer)
--------------------------------------------------------------------------------