Form 10QSB
period 2003-03-31
INDIAN VILLAGE BANCORP INC
filed 2003-05-15
CIK 1081338

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 2003

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________.

Commission File Number  0-25971
                        -------

                          INDIAN VILLAGE BANCORP, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

        Pennsylvania                                            34-1891199
        ------------                                           -------------
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

As of May 9, 2003, the latest practical date, 404,479 of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes  [ ]             No [X]

                          INDIAN VILLAGE BANCORP, INC.

                                      INDEX
                                                                           Page
                                                                           ----
PART I -FINANCIAL INFORMATION

    Item 1.   Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets ................................  3

              Consolidated Statements of Income ..........................  4

              Consolidated Statements of Comprehensive Income ............  5

              Consolidated Statements of Changes in Shareholders' Equity..  6

              Consolidated Statements of Cash Flows ......................  8

              Notes to Consolidated Financial Statements .................  9

    Item 2.   Management's Discussion and Analysis or
              Plan of Operation........................................... 15

    Item 3.   Controls and Procedures..................................... 22



PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings........................................... 23

    Item 2.   Changes in Securities....................................... 23

    Item 3.   Defaults Upon Senior Securities............................. 23

    Item 4.   Submission of Matters to a Vote of Security Holders......... 23

    Item 5.   Other Information........................................... 23

    Item 6.   Exhibits and Reports on Form 8-K............................ 23

SIGNATURES ............................................................... 24

CERTIFICATIONS............................................................ 25

-----------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                             March 31, June 30,
                                                               2003      2002
                                                               ----      ----
ASSETS
Cash and due from banks                                      $  1,103  $  1,107
Interest-bearing deposits in other banks                        4,374       498
                                                             --------  --------
     Total cash and cash equivalents                            5,477     1,605
Securities available for sale at fair value                    32,717    25,721
Loans, net of allowance for loan losses                        50,528    52,480
Premises and equipment, net                                     1,403     1,428
Real estate owned                                                  70        70
Federal Home Loan Bank stock                                    1,618     1,294
Bank-owned life insurance                                       2,228     2,149
Accrued interest receivable                                       481       461
Other assets                                                      249       120
                                                             --------  --------
         Total assets                                        $ 94,771  $ 85,328
                                                             ========  ========
LIABILITIES
Deposits                                                     $ 55,328  $ 51,957
Federal Home Loan Bank advances                                30,573    24,826
Accrued interest payable                                          148       122
Other liabilities                                                 166       160
                                                             --------  --------
     Total liabilities                                         86,215    77,065

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized,
   none outstanding                                                --        --
Common stock, $.01 par value, 5,000,000 shares authorized
   445,583 shares issued                                            4         4
Additional paid-in capital                                      3,267     3,255
Retained earnings - substantially restricted                    6,035     5,838
Unearned employee stock ownership plan shares                    (319)     (341)
Treasury stock, at cost, 41,104 shares at March 31, 2003 and
  43,444 shares at June 30, 2002                                 (486)     (514)
Accumulated other comprehensive income                             55        21
                                                             --------  --------
     Total shareholders' equity                                 8,556     8,263
                                                             --------  --------
         Total liabilities and shareholders' equity          $ 94,771  $ 85,328
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

                          INDIAN VILLAGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

                                       Three Months Ended Nine Months Ended
                                            March 31,        March 31,
                                           ---------        ---------
                                          2003    2002     2003     2002
                                          ----    ----     ----     ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees              $  941   $1,004   $2,939   $3,018
     Taxable securities                    220      192      726      571
     Tax exempt securities                  73       76      137      192
     Interest-bearing deposits and
       Federal funds sold                    4       --       16       10
                                        ------   ------   ------   ------
         Total interest income           1,238    1,272    3,818    3,791

INTEREST EXPENSE
     Deposits                              430      471    1,338    1,521
     Federal Home Loan Bank advances       388      323    1,144      946
                                        ------   ------   ------   ------
         Total interest expense            818      794    2,482    2,467
                                        ------   ------   ------   ------

NET INTEREST INCOME                        420      478    1,336    1,324
Provision for loan losses                   65       15      110       45
                                        ------   ------   ------   ------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                          355      463    1,226    1,279

NONINTEREST INCOME
     Service charges and other fees         20       22       76       73
     Gain on sale of securities
       available for sale, net             127       11      227       89
     Other income                           30       32       89       93
                                        ------   ------   ------   ------
         Total noninterest income          177       65      392      255

NONINTEREST EXPENSE
     Salaries and employee benefits        205      197      610      569
     Occupancy and equipment                56       47      158      143
     Professional and consulting fees       25       18       88       82
     Franchise taxes                        25       23       75       67
     Data processing                        45       26      100       70
     Director and committee fees            17       17       50       50
     Other expense                          78       65      214      187
                                        ------   ------   ------   ------
         Total noninterest expense         451      393    1,295    1,168
                                        ------   ------   ------   ------

INCOME BEFORE INCOME TAXES                  81      135      323      366
Income tax expense                           1        5       38       19
                                        ------   ------   ------   ------

NET INCOME                              $   80   $  130   $  285   $  347
                                        ======   ======   ======   ======

EARNINGS PER COMMON SHARE (BASIC)       $ 0.22   $ 0.36   $ 0.77   $ 0.95
                                        ======   ======   ======   ======

EARNINGS PER COMMON SHARE (DILUTED)     $ 0.21   $ 0.35   $ 0.75   $ 0.94
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

                          INDIAN VILLAGE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                           Three Months Ended  Nine Months Ended
                                                 March 31,         March 31,
                                                 ---------         ---------
                                                2003   2002      2003    2002
                                                ----   ----      ----    ----
NET INCOME                                    $  80   $ 130     $ 285   $ 347

Other comprehensive income, net of tax
   Unrealized gains (losses) on securities
     available for sale arising during period    55     (89)      184    (117)
   Reclassification adjustment for
     accumulated (gains) losses included in
     net income                                 (84)     (7)     (150)    (58)
                                              -----   -----     -----   -----
       Net unrealized gains (losses)
         on securities                          (29)    (96)       34    (175)


COMPREHENSIVE INCOME                          $  51   $  34    $ 319   $ 172
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

                          INDIAN VILLAGE BANCORP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                                       Unrealized
                                                                                         Gain on
                                             Additional             Unearned            Securities
                                      Common  Paid-In     Retained    ESOP    Treasury   Available
                                       Stock  Capital     Earnings   Shares     Stock     for Sale   Total
                                       -----   -------    --------   ------     -----     --------   -----
Balance at July 1, 2002              $     4   $ 3,255   $ 5,838    $  (341)   $  (514)   $    21   $ 8,263

Net income for the period                 --        --       285         --         --         --       285

Cash dividend - $0.24 per share           --        --       (88)        --         --         --       (88)

Release of 2,174 ESOP shares              --        11        --         22         --         --        33

Exercise of 2,340 stock options           --         1        --         --         28         --        29

Change in fair value of securities
  available for sale                      --        --        --         --         --         34        34
                                     -------   -------   -------    -------    -------    -------   -------
Balance at March 31, 2003            $     4   $ 3,267   $ 6,035    $  (319)   $  (486)   $    55   $ 8,556
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

                          INDIAN VILLAGE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                                          Nine Months Ended
                                                                                              March 31,
                                                                                              ---------
                                                                                        2003            2002
                                                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                     $        285   $        347
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                                        107             86
         Premium amortization, net of accretion                                              320             71
         Provision for loan losses                                                           110             45
         Federal Home Loan Bank stock dividends                                              (51)           (52)
         Increase in cash surrender value of life insurance                                  (79)           (85)
         Net gains on sale of securities available for sale                                 (227)           (89)
         Compensation expense on ESOP shares                                                  33             28
         Net change in accrued interest receivable and other assets                         (166)           (20)
         Net change in accrued expenses and other liabilities                                 32             40
                                                                                    ------------   ------------
              Net cash from operating activities                                             364            371

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale                                          (47,917)       (21,662)
     Proceeds from sales of securities available for sale                                 27,793         10,999
     Proceeds from maturities of securities available for sale                            13,086          3,749
     Net change in loans                                                                   1,842         (3,916)
     Premises and equipment expenditures, net                                                (82)           (25)
     Purchases of Federal Home Loan Bank stock                                              (273)           (20)
                                                                                    -------------  -------------
         Net cash from investing activities                                               (5,551)       (10,875)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                                3,371          5,282
     Net change in short-term Federal Home Loan Bank advances                             (2,700)         2,750
     Repayment of long-term FHLB advances                                                     --         (1,000)
     Proceeds from long-term Federal Home Loan Bank advances                               9,000          2,000
     Principal payments on long-term debt                                                   (553)           (42)
     Cash dividends paid                                                                     (88)           (97)
     Proceeds from exercise of stock options                                                  29             --
                                                                                    ------------   ------------
         Net cash from financing activities                                                9,059          8,893
                                                                                    ------------   ------------
Net change in cash and cash equivalents                                                    3,872         (1,611)
Cash and cash equivalents at beginning of period                                           1,605          3,499
                                                                                    ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $      5,477   $      1,888
                                                                                    ============   ============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                                   $      2,456   $      2,475
         Income taxes                                                                         51             --

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

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Indian Village Bancorp, Inc. ("Corporation") at March 31, 2003, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements and notes thereto of the Corporation for the year ended June 30, 2002. The accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's June 30, 2002, financial statements have been consistently followed in preparing this Form 10-QSB. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for the full year.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, Indian Village Community Bank (the "Bank") and the Delaware Valley Title, LLC (the "Title Company"). All significant intercompany transactions and balances have been eliminated.

The Corporation's and Bank's revenues, operating income and assets are derived primarily from the financial institution industry. The Bank is engaged in the business of residential mortgage lending and consumer banking with operations conducted through its main office located in Gnadenhutten, Ohio and a branch office in New Philadelphia, Ohio. These communities and the contiguous areas are the source of substantially all the Bank's loan and deposit activities. The majority of the Bank's income is derived from residential and consumer lending activities and investments. The business of the Title Company is to issue title insurance underwritten by a third party. The Title Company, which was formed on September 12, 2001, did not have any significant assets or activity as of or for the three and nine months ended March 31, 2003.

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

                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding during the three and nine months ended March 31, 2003 used for this calculation were 373,315 and 372,538, respectively. The weighted average number of shares outstanding during the three and nine months ended March 31, 2002 used for this calculation were 367,694 and 366,948, respectively. Employee Stock Ownership Plan ("ESOP") shares are considered outstanding for this calculation unless unallocated. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options. The weighted average number of shares outstanding during the three and nine months ended March 31, 2003 used for this calculation were 379,930 and 379,153, respectively. The weighted average number of shares outstanding during the three and nine months ended March 31, 2002 used for this calculation were 371,002 and 370,256, respectively. There was $0.01 per share dilution as the result of considering the stock options for the three months ended March 31, 2003 and $0.02 per share dilution for the nine months ended March 31, 2003.

Stock Compensation: Employee compensation expense under stock is reported using the intrinsic valuation method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of the grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation."

                                         Three Months Ended    Nine Months Ended
                                               March 31,            March 31,
                                               ---------            ---------
                                           2003        2002     2003        2002
                                           ----        ----     ----        ----
Net Income as reported                  $      80     $  130   $  285     $  347
Less: Pro forma compensation
        Expense, net of tax             $       3     $    3   $    8     $    5
                                        ---------     ------   ------     ------
Pro forma net income                    $      77     $  127   $  277     $  342

Basic earnings per share                $    0.22     $ 0.36   $ 0.77     $ 0.95

Pro forma basic earnings per share      $    0.21     $ 0.35   $ 0.74     $ 0.93

Diluted earnings per share              $    0.21     $ 0.35   $ 0.75     $ 0.94

Pro forma diluted earnings per share    $    0.20     $ 0.34   $ 0.74     $ 0.92


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

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The estimated fair values of securities available for sale are summarized as follows:
                                              Gross       Gross     Estimated
                                           Unrealized   Unrealized    Fair
                                              Gains       Losses      Value
                                              -----       ------      -----
March 31, 2003
--------------
U.S. Government agencies                    $      4    $     (4)   $  1,488
Obligations of states and
  political subdivisions                          76         (15)      8,811
Corporate debt securities                         35          --         525
Mortgage-backed securities                       142         (70)     20,828
Equity securities                                 --         (85)      1,065
                                            --------    --------    --------

                                            $    257    $   (174)   $ 32,717
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

--------------------------------------------------------------------------------

                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

The estimated fair values of debt securities available for sale at March 31, 2003, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                           Estimated
                                                             Fair
                                                             Value
                                                             -----

           Due under one year                           $          102
           Due after one year through five years                   890
           Due after five years through ten years                3,142
           Due after ten years                                   7,755
           Mortgage-backed securities                           20,828
                                                        --------------

                                                        $       32,717
                                                        ==============

Proceeds from sales of securities available for sale during the nine months ended March 31, 2003 were $27.8 million. Gross gains of $250,000 and gross losses of $23,000 were realized on those sales. Proceeds from sales of securities available for sale during the nine months ended March 31, 2002 were $11.0 million. Gross gains of $93,000 and gross losses of $4,000 were realized on those sales.

--------------------------------------------------------------------------------

                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

NOTE 4 - LOANS

Loans are summarized as follows:
                                                         March 31,     June 30,
                                                           2003         2002
                                                           ----         ----
Real estate loans:
     One- to four-family residential                     $ 38,508    $ 38,898
     Multi-family residential                               2,354       2,392
     Nonresidential                                         1,813       2,476
     Construction                                             905       1,863
     Land                                                     182         610
                                                         --------    --------
                                                           43,762      46,239
Consumer loans:
     Home equity loans and lines of credit                  2,066       2,096
     Home improvement                                       1,059       1,346
     Automobile                                             1,362       1,463
     Loans on deposit accounts                                370         312
     Unsecured                                                117         187
     Other                                                    923         556
                                                         --------    --------
                                                            5,897       5,960

Commercial business loans                                   1,328       1,100
                                                         --------    --------
                                                           50,987      53,299
Less:
     Net deferred loan fees and costs                         (61)        (62)
     Loans in process                                          --          --
     Allowance for loan losses                               (398)       (757)
                                                         --------    --------
                                                         $ 50,528    $ 52,480
                                                         ========    ========

Activity in the allowance for loan losses is summarized as follows:

                                      Three Months Ended      Nine Months Ended
                                            March 31,              March 31,
                                           ---------              ---------
                                         2003     2002           2003     2002
                                        -----    -----          -----    -----

Balance at beginning of period          $ 377    $ 270          $ 757    $ 253
Provision for losses                       65       15            110       45
Charge-offs                               (44)      (2)          (471)     (15)
Recoveries                                 --       --              2       --
                                        -----    -----          -----    -----

Balance at end of period                $ 398    $ 283          $ 398    $ 283
                                        =====    =====          =====    =====

--------------------------------------------------------------------------------

                                  (Continued)

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

NOTE 4 - LOANS (Continued)

Nonaccrual loans totaled approximately $1,422,000 and $2,045,000 at March 31, 2003, and June 30, 2002, respectively. The Corporation considers a loan as a nonaccrual loan when it becomes 90 days past due.

Impaired loans were as follows.
                                                 March 31,    June 30,
                                                    2003       2002
                                                    ----       ----

Loans with no allocated allowance                   $ --      $   --
  for loan losses
Loans with allocated allowance                       517       1,225
                                                    ----      ------
     Total                                          $517      $1,225


Amount of the allowance for loan losses allocated   $239      $  571

                                                    2003       2002
                                                    ----       ----
Average of impaired loans during the period         $656      $   --
Interest income recognized during impairment        $ --      $   --
Cash-basis interest income recognized               $ --      $   --



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

As of March 31, 2003, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $1,518,000 and $784,000. As of June 30, 2002, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $1,631,000 and $2,210,000. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.


--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

INTRODUCTION

In the following pages, management presents an analysis of the financial condition of Indian Village Bancorp, Inc. as of March 31, 2003 compared to June 30, 2002, and results of operations for the three and nine months ended March 31, 2003 compared with the same periods in 2002. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.


FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of the federal securities laws. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material effect on the operations of the Corporation and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation's financial results, is included in the Corporation's filings with the SEC. Except as may be required by applicable law or regulation, the Corporation disclaims any obligation to update forward-looking statements.

FINANCIAL CONDITION

Total assets at March 31, 2003 were $94.7 million compared to $85.3 million at June 30, 2002, an increase of $9.4 million, or 11.1%. The increase in total assets was funded by an increase in borrowings of $5.7 million and by deposit growth of $3.4 million which was used to increase securities available for sale by $7.0 million and increase cash and cash equivalents by $3.9 million. The increase in securities available for sale consisted primarily of an increase in mortgage-backed securities of $3.6 million and municipal securities of $2.7 million. Net loans receivable decreased to $50.5 million at March 31, 2003 from $52.5 million at June 30, 2002, a decrease of $2.0 million, or 3.7%. The decrease in net loans receivable consists primarily of a decrease in real estate loans. Due to the current low interest rate environment, Management has decided that they should not price real estate loans competitive with the market because of the long-term negative impact that would have on the Company's interest rate margin.

Total deposits were $55.3 million at March 31, 2003 compared to $52.0 million at June 30, 2002, an increase of $3.4 million, or 6.5%. The Corporation experienced an increase in certificates of deposit of $2.6 million and savings accounts of $573,000. The certificate of deposit portfolio as a percent of total deposits was

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

70.6% at March 31, 2003 and 70.7% at June 30, 2002. Almost all certificates of deposit held by the Corporation mature in less than three years with the majority maturing in the next year.

As a secondary source of liquidity, the Corporation obtains borrowings from the Federal Home Loan Bank of Cincinnati, from which it held advances totaling $30.6 million at March 31, 2003 and $24.8 million at June 30, 2002. The Corporation used these funds to purchase securities available for sale as well as provide for short-term liquidity needs. FHLB advances at March 31, 2003 consisted of $20.2 million in long-term callable fixed-rate advances and $10.4 million in fixed rate mortgage-matched advances. The long-term callable advances have specified call dates ranging from one to five years at which time the advances may be called at the option of the Federal Home Loan Bank. Additional advances may be obtained from the Federal Home Loan Bank to fund future loan growth and liquidity as needed.

Total shareholders' equity increased from $8.3 million at June 30, 2002 to $8.6 million at March 31, 2003.

Nonperforming assets, consisting of $70,000 in real estate owned and $1,422,000 of nonaccrual loans, totaled $1,492,000 at March 31, 2003 or 1.6% of total assets, a decrease of $623,000 from June 30, 2002. The nonaccrual loans consist of $595,000 of commercial loans, $542,000 of residential loans and $285,000 of consumer loans. The allowance for loan losses totaled $398,000 at March 31, 2003, representing 27.9% of nonaccrual loans and 0.78% of gross loans receivable. At June 30, 2002 the allowance for loan losses totaled $757,000 and represented 37.0% of nonaccrual loans and 1.42% of gross loans receivable. The allowance for loan losses at June 30, 2002 included the specific provision of $460,000 relating to the default of two large commercial loan relationships, that was expensed in the fourth quarter of 2002. The decrease in the allowance for loan losses at March 31, 2003 is also reflected in a decrease in nonaccrual loans as a result of the charge-off of one of the defaulted loan relationships as described below.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND
   MARCH 31, 2002

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

Net income was $285,000 for the nine months ended March 31, 2003, compared to $347,000 for the nine months ended March 31, 2002. The decrease in net income for the nine months ended March 31, 2003 was primarily the result of an increase in noninterest operating expenses and an increase in provision for loan losses offset by an increase in noninterest income. Basic earnings per common share was $0.77 for the nine months ended March 31, 2003 compared to $0.95 for the nine months ended March 31, 2002. Diluted

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

earnings per common share was $0.75 for the nine months ended March 31, 2003 compared to $0.94 for the nine months ended March 31, 2002.

Net interest income totaled $1.3 million for the nine months ended March 31, 2003, representing an increase of $12,000, or 0.9% compared to the same period in 2002. The change in net interest income is attributable to an increase in average net earning assets offset by a decrease in the yield on earning assets.

Interest and fees on loans decreased approximately $79,000, or 2.6%, to $2.9 million for the nine months ended March 31, 2003. The decrease in interest and fees on loans was due to a lower average yield on loans and a decrease in average net loans receivable.

Interest earned on securities totaled $863,000 for the nine months ended March 31, 2003, as compared to $763,000 for the nine months ended March 31, 2002. The increase was due to higher average securities offset by a lower average yield on securities.

Interest on interest-bearing deposits and overnight deposits was $16,000 for the nine months ended March 31, 2003 compared to $10,000 for the nine months ended March 31, 2002. The increase was due to a higher average balance of interest-bearing deposits in other banks.

Interest paid on deposits decreased $183,000 for the nine months ended March 31, 2003, compared to the nine months ended March 31, 2002. The decrease in interest expense was due to a decrease in the cost of funds offset by an increase in the average balances of deposits.

Interest on Federal Home Loan Bank advances totaled $1.1 million for the nine months ended March 31, 2003, compared to $946,000 for the nine months ended March 31, 2002, an increase of $198,000, or 20.9%. The increase was the result of a higher average balance offset by a lower cost of funds. The additional borrowings were used to provide funding for the purchase of investment securities.

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

The provision for loan losses for the nine months ended March 31, 2003 totaled $110,000 compared to $45,000 for the nine months ended March 31, 2002. The Corporation experienced net charge-offs of $469,000 and $15,000 during the nine months ended March 31, 2003 and March 31, 2002, respectively. The increase in net charge-offs compared to the 2002 period was the result of the charge-off of $471,000 related to a large commercial borrowing relationship. The borrower, a modular and manufactured homes dealer, who still has a remaining credit relationship of $595,000, most of which is classified as impaired, filed chapter 7 bankruptcy on July 29, 2002. This relationship is collateralized by new and used modular and manufactured homes inventory, receivables and equipment associated with the business. Management has retained legal counsel specializing in bankruptcy issues and a receiver has been appointed to liquidate the assets of the business.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

Noninterest income includes service charges and other fees, net gains on sales of securities available for sale and other income. For the nine months ended March 31, 2003, noninterest income totaled $392,000, compared to $255,000 for the nine months ended March 31, 2002. During the 2003 period, the Corporation experienced an increase in net gains on sales of securities available for sale of $138,000. The increase in net gains on sales of securities available for sale is considered non-recurring by Management and will not necessarily continue.

Noninterest expense totaled $1.3 million for the nine months ended March 31, 2003 compared to $1.2 million for same period in 2002, an increase of $127,000. The increase in noninterest expense was primarily the result of a $41,000 increase in salaries and employee benefits, a $30,000 increase in data processing, and a $27,000 increase in other expenses. The increase in salaries and employee benefits, data processing, and other expenses is primarily related to the data processing conversion that was completed in February 2003.

The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $38,000 for the nine months ended March 31, 2003 compared to a tax expense of $19,000 for the nine months ended March 31, 2002. The increase in the income tax expense in 2003 is attributable to a decrease in tax exempt securities interest income.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003
  AND MARCH 31, 2002

Net income was $80,000 for the three months ended March 31, 2003, compared to $130,000 for the three months ended March 31, 2002. The decrease in net income for the three months ended March 31, 2003 was primarily the result of a decrease in net interest income and an increase in noninterest expense and provision for loan losses offset by an increase in noninterest income. Basic earnings per common share was $0.22 for the three months ended March 31, 2003 compared to $0.36 for the three months ended March 31, 2002. Diluted earnings per common share was $0.21 for the three months ended March 31, 2003 compared to $0.35 for the three months ended March 31, 2002.

Net interest income totaled $420,000 for the three months ended March 31, 2003, as compared to $478,000 for the three months ended March 31, 2002, representing a decrease of $58,000, or 12.1%. The change in net interest income is attributable to a decrease in the interest rate spread.

Interest and fees on loans decreased approximately $63,000, or 6.3%, from $1.0 million for the three months ended March 31, 2002 to $941,000 for the three months ended March 31, 2003. The decrease in interest income was due to a lower average yield on loans and a lower average of net loans receivable.

Interest earned on securities totaled $293,000 for the three months ended March 31, 2003, as compared to $268,000 for the three months ended March 31, 2002. The increase was a result of higher average securities available for sale offset by a lower average yield on securities.

Interest on interest-bearing deposits and overnight deposits increased $4,000 for the three months ended March 31, 2003 compared to the same quarter in 2002. The increase was due to a higher average balance of interest-bearing deposits in other banks.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

Interest paid on deposits decreased $41,000 for the three months ended March 31, 2003, compared to the three months ended March 31, 2002. The decrease in interest expense was due to a decrease in the cost of funds offset by an increase in the average balances of deposits.

Interest on Federal Home Loan Bank advances totaled $388,000 for the three months ended March 31, 2003, compared to $323,000 for the three months ended March 31, 2002. The increase was the result of a higher average balance offset by a lower cost of funds. The additional borrowings were used to provide funding for the purchase of investment securities.

The provision for loan losses for the three months ended March 31, 2003 totaled $65,000 compared to $15,000 for the three months ended March 31, 2002. The Corporation experienced charge-offs of $44,000 during the three months ended March 31, 2003. The Corporation experienced $2,000 in charge-offs during the three months ended March 31, 2002.

For the three months ended March 31, 2003, noninterest income totaled $177,000, compared to $65,000 for the three months ended March 31, 2002. During the 2003 period, the Corporation experienced an increase in net gains on sales of securities available for sale of $116,000. The increase in net gains on sales of securities available for sale is considered non-recurring by Management and will not necessarily continue.

Noninterest expense totaled $451,000 for the three months ended March 31, 2003 compared to $393,000 for same period in 2002. The increase in noninterest expense was primarily the result of a $19,000 increase in data processing and a $13,000 increase in other expenses. These increases are primarily related to the data processing conversion that was completed in February 2003.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $1,000 for the three months ended March 31, 2003 compared to $5,000 for the three months ended March 31, 2002.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the nine months ended March 31, 2003 and 2002.

                                                        Nine Months Ended
                                                            March 31,
                                                            ---------
                                                         2003        2002
                                                         ----        ----

Net income                                             $    285    $    347
Adjustments to reconcile net income to
  net cash from operating activities                         79          24
                                                       --------    --------
Net cash from operating activities                          364         371
Net cash from investing activities                       (5,551)    (10,875)
Net cash from financing activities                        9,059       8,893
                                                       --------    --------
Net change in cash and cash equivalents                   3,872      (1,611)
Cash and cash equivalents at beginning of period          1,605       3,499
                                                       --------    --------
Cash and cash equivalents at end of period             $  5,477    $  1,888
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

Total shareholders' equity increased $293,000 between June 30, 2002 and March 31, 2003, the increase was primarily due to increases in earnings retained and an increase in other comprehensive income.

The Corporation is not subject to any separate regulatory capital requirements. The Bank, however, is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

factors. At March 31, 2003, and June 30, 2002, the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios at March 31, 2003 and June 30, 2002, the Bank was considered well capitalized under the Federal Deposit Insurance Corporation Act at those dates.


At March 31, 2003, and June 30, 2002 the Bank's actual capital levels and minimum required levels were:

                                                                         Minimum
                                                                      Required To Be
                                               Minimum Required     Well Capitalized
                                                 For Capital     Under Prompt Corrective
                                Actual        Adequacy Purposes    Action Regulations
                           Amount    Ratio     Amount    Ratio     Amount      Ratio
                           ------    -----     ------    -----     ------       -----
March 31, 2003
--------------
Total capital (to risk-
  weighted assets)          $8,063     17.1%    $3,775     8.0%    $4,719        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)      7,665     16.2      1,888     4.0      2,831         6.0
Tier 1 (core) capital (to
  adjusted total assets)     7,665      8.1      3,781     4.0      4,726         5.0
Tangible capital (to
  adjusted total assets)     7,665      8.1      1,418     1.5        N/A

June 30, 2002
-------------
Total capital (to risk-
  weighted assets)          $8,467     16.4%    $4,121     8.0%    $5,151        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)      7,710     15.0      2,060     4.0      3,091         6.0
Tier 1 (core) capital (to
  adjusted total             7,710      9.0      3,431     4.0      4,289         5.0
Tangible capital (to
  adjusted total assets)     7,710      9.0      1,287     1.5        N/A

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

ITEM 3:  CONTROLS AND PROCEDURES

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

Item 3.    Defaults on Senior Securities
           -----------------------------
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           None

Item 5.    Other Information
           -----------------
           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibit No. 3.1: Articles of Incorporation of Indian Village
                                   Bancorp, Inc. (1)
                Exhibit No. 3.2: Bylaws of Indian Village Bancorp, Inc. (1) Exhibit No. 4.0: Form of Stock Certificate of Indian Village
                                   Bancorp, Inc. (1)
                Exhibit No. 10.1: Indian Village Community Bank Employee Stock
                                    Ownership Plan Trust Agreement (2)
                Exhibit No. 10.2: ESOP Loan Commitment Letter and ESOP Loan
                                    Documents (2)
                Exhibit No. 10.3: Employment Agreement between Indian Village
                                    Community Bank, Indian Village Bancorp, Inc.
                                    and Marty R. Lindon (2)
                Exhibit No. 10.4: Employment Agreement between Indian Village
                                    Community Bank, Indian Village Bancorp, Inc.
                                    and Lori S. Frantz (2)
                Exhibit No. 10.5: Indian Village Community Bank Employee
                                    Severance Compensation Plan (2)
                Exhibit No. 10.6: Indian Village Bancorp, Inc. 2000 Stock Based
                                    Incentive Plan (3)
                Exhibit No. 11.0: Statement re: computation of per share
                                    earnings (4)
                Exhibit No. 99.1: Certification pursuant to Section 906 of the
                                    Sarbanes -Oxley Act of 2002
                --------------------------
                (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on March 18, 1998, Registration No. 333-74621.
                (2) Incorporated herein by reference from the Exhibits to Form 10-QSB for the quarter ended September 30, 1999, filed November 15, 1999.
                (3) Incorporated herein be reference from the Proxy Statement filed March 27, 2000.
                (4) Reference is hereby made to Note 1 of the Consolidated Statements on page 10, hereof.

           (b) No current reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 2003.

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


Date:  May 13, 2003                   /s/ Marty R. Lindon
       -----------------------        ------------------------------------------
                                      Marty R. Lindon
                                      President and Chief Executive Officer





Date:  May 13, 2003                   /s/ Andrea R. Miley
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


Date:  May 13, 2003                         /s/ Marty R. Lindon
                                            -------------------
                                            President & Chief Executive Officer
                                           (principal executive officer)

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


Date:  May 13, 2003                 /s/ Andrea R. Miley
                                    -------------------
                                    Vice President - Controller
                                    (principal accounting and financial officer)

--------------------------------------------------------------------------------