Form 10KSB
period 2003-06-30
INDIAN VILLAGE BANCORP INC
filed 2003-09-29
CIK 1081338

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the Fiscal Year Ended June 30, 2003

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

         The issuer's gross revenues for the year ended June 30, 2003 were $5,734,000.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $5.2 million, based upon the closing price ($21.00 per share) as quoted on the OTC Bulletin Board for September 8, 2003. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

         The number of shares outstanding of the registrant's Common Stock as of September 8, 2003 was 389,879

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2003 annual report to stockholders and the proxy statement for the 2003 annual meeting of stockholders are incorporated by reference into Parts II and III, respectively.

                                      INDEX

                                     Part I

                                                                           Page

Item 1.    Description of Business............................................3
Item 2.    Description of Property...........................................27
Item 3.    Legal Proceedings.................................................28
Item 4.    Submission of Matters to a Vote of Securities Holders.............28

                                     Part II

Item 5.    Market for Common Equity and Related Stockholder Matters..........28
Item 6.    Management's Discussion and Analysis or Plan of Operation.........28
Item 7.    Financial Statements..............................................28
Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure .....................................28
Item 8A.   Controls and Procedures...........................................28


                                    Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act.............29
Item 10.   Executive Compensation............................................29
Item 11.   Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters....................29
Item 12.   Certain Relationships and Related Transactions....................29
Item 13.   Exhibits and Reports on Form 8-K..................................30
Item 14.   Principal Accountant Fees and Services............................31

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

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

           Indian Village Bancorp, Inc. ("Indian Village Bancorp"), headquartered in Gnadenhutten, Ohio, was formed in March 1999 as the holding company for Indian Village Community Bank ("Indian Village") in connection with the conversion of Indian Village from mutual to stock form of ownership and is the sole member of Delaware Valley Title, LLC. The conversion was completed on July 1, 1999 through the sale of 445,583 shares of common stock by Indian Village Bancorp at a price of $10.00 per share. Indian Village Bancorp's sole business activity is the ownership of all of Indian Village's capital stock. Indian Village Bancorp does not transact any material business other than through its subsidiary, Indian Village. Indian Village Bancorp is subject to the regulation of the Office of Thrift Supervision and the Securities and Exchange Commission. Indian Village Bancorp is listed on the OTC Bulletin Board under the symbol IDVB.

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

LENDING ACTIVITIES

           GENERAL. At June 30, 2003, Indian Village's net loans totaled $49.7 million, or 50.5% of total assets. Indian Village has concentrated its lending activities on fixed-rate one- to four-family mortgage loans. To a lesser extent, Indian Village also originates multi-family, commercial real estate, land, residential construction loans, and consumer loans. Indian Village occasionally purchases participation interests in multi-family and commercial real estate loans originated by other lenders and secured by properties located in other areas of Ohio.

           LOAN PORTFOLIO ANALYSIS. The following table presents the composition of Indian Village's loan portfolio at the dates indicated. Indian Village had no concentration of loans exceeding 10% of total loans receivable other than as disclosed below.

                                                    AT JUNE 30,              AT JUNE 30,
                                                       2003                    2002
                                              ---------------------    --------------------
                                                          PERCENT                 PERCENT
                                              AMOUNT     OF TOTAL     AMOUNT     OF TOTAL
                                              ------     --------    -------     --------
                                                         (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family ...................   $ 37,459      74.92%    $ 38,898       72.98%
   Multi-family ..........................      2,339       4.68        2,392        4.49
   Commercial ............................      1,798       3.60        2,476        4.65
   Construction ..........................        606       1.21        1,863        3.50
   Land ..................................        315       0.63          610       1. 14
                                             --------     ------     --------      ------
      Total real estate loans ............     42,517      85.04       46,239       86.76

Consumer loans:
   Home equity loans and lines
    of credit ............................      2,243       4.49        2,096        3.93
   Home improvement loans ................        851       1.70        1,346        2.53
   Automobile ............................      1,690       3.38        1,463        2.74
   Loans on deposit accounts .............        431       0.86          312        0.59
   Unsecured .............................        232       0.46          187        0.35
   Other .................................      1,029       2.06          556        1.04
                                             --------     ------     --------      ------
     Total consumer loans ................      6,476      12.95        5,960       11.18

Commercial business loans ................      1,009       2.01        1,100        2.06
                                             --------     ------     --------      ------
      Total loans ........................     50,002     100.00%      53,299      100.00%
                                                          ======                   ======
Less:
   Net deferred loan fees and costs.......        (60)                    (62)
   Loans in process ......................         --                      --
   Allowance for loan losses .............       (268)                   (757)
                                             --------                --------
      Net loans ..........................   $ 49,674                $ 52,480
                                             ========                ========


         ONE- TO FOUR-FAMILY REAL ESTATE LOANS. Indian Village's primary lending activity is the origination of loans secured by one- to four-family residences located in its primary market area. One- to four-family mortgage loans are generally held in Indian Village's portfolio for long-term investment.

         At June 30, 2003, Indian Village's residential mortgage loan portfolio consisted primarily of fixed-rate fully amortizing loans with original maturities ranging between 15 and 30 years. Management establishes the loan interest rate based on market conditions. Indian Village generally retains these loans in its portfolio because they generally do not conform to guidelines for sale in the secondary market. These nonconforming characteristics generally relate to the characteristics of the real property, such as excess acreage or the lack of site surveys, rather than the credit worthiness of the borrower. Indian Village generally otherwise underwrites and documents its residential mortgage loans to secondary market standards and has begun to sell these loans to the secondary market.

         In order to improve its interest rate risk exposure, Indian Village originates adjustable rate mortgage loans with an interest rate based on the New York Prime index that adjusts monthly, every year, every three years, or every five years and with terms up to 30 years. These loans have a minimum interest rate of 5% and a maximum interest rate of 21% over the life of the loan. Interest rate adjustments are limited to no more than 2% during any adjustment period. At June 30, 2003, adjustable rate mortgage loans secured by one- to four-family residences amounted to $3.1 million.

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

         Indian Village's one- to four-family residential mortgage loans do not exceed 80% of the appraised value of the security property. Indian Village only uses private mortgage insurance which permits it to make loans with higher loan-to-value ratios when selling the loans to the secondary market. An independent certified appraiser generally appraises all properties.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LOANS. Indian Village occasionally originates and purchases mortgage loans for the acquisition and refinancing of multi-family and commercial real estate properties. All purchased participation interests are underwritten according to the same standards that Indian Village would use if it were originating the underlying loans. Indian Village has no written or oral commitments with any institution to purchase predetermined numbers or types of participation interests. At June 30, 2003 purchased participation interests amounted to $1.4 million. At June 30, 2003, Indian Village's commercial real estate loans are secured by churches, storefronts, a warehouse, and other commercial properties, all of which are located in Ohio.

         Multi-family and commercial real estate loans are fully amortizing loans that are generally originated with fixed interest rates, but are occasionally originated with variable rates. Fixed rate loans are originated for terms up to 15 years. Variable rate loans are originated for terms up to 25 years. The interest rate on variable rate loans adjusts at one, three or five year intervals.

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

         At June 30, 2003, Indian Village's other consumer loans generally consisted of loans secured by various personal property other than real estate, and secured lines of credit.

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

         COMMERCIAL BUSINESS LOANS. Indian Village's commercial business loans consist of loans to local municipalities and $270,000 of loans to one borrower secured by inventory from a mobile homes business.

         LOANS TO ONE BORROWER. The maximum amount that Indian Village may lend to one borrower is limited by federal regulations. At June 30, 2003, Indian Village's regulatory limit on loans to one borrower was $1.2 million. At that date, Indian Village's largest amount of loans to one borrower, including the borrower's related interests, was $1.1 million and consisted of fourteen residential loans.

         MATURITY OF LOAN PORTFOLIO. The following table presents certain information at June 30, 2003 regarding the dollar amount of loans maturing in Indian Village's portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                                                   AT JUNE 30, 2003
                                         -------------------------------------------------------------------
                                                       MULTI-
                                         ONE- TO     FAMILY AND
                                          FOUR-      COMMERCIAL                            COMMERCIAL   TOTAL
                                         FAMILY (1)  REAL ESTATE  CONSTRUCTION  CONSUMER    BUSINESS    LOANS
                                         ----------  -----------  ------------  --------    --------    -----
                                                                (DOLLARS IN THOUSANDS)
Amounts due in:
   One year or less ..................   $ 1,419     $    --       $   130       $ 2,927   $   289     $ 4,765
   More than one year to three years .     1,737       1,521            --           776        --       4,034
   More than three years to five years       986          57            --         1,498        23       2,564
   More than five years to 10 years ..     7,165         171            --         1,178       198       8,712
   More than 10 years to 20 years ....    20,246       2,356           252            97       499     2 3,450
   More than 20 years ................     6,221          32           224            --        --       6,477
                                         -------     -------       -------       -------   -------     -------
      Total amount due ...............   $37,774     $ 4,137       $   606       $ 6,476   $ 1,009     $50,002
                                         =======     =======       =======       =======   =======     =======

(1) Includes land loans.

      The following table presents the dollar amount of all loans at June 30, 2003 that are due after June 30, 2004.

                                             DUE AFTER JUNE 30, 2004
                                          ----------------------------
                                          FIXED-   ADJUSTABLE-
                                           RATE       RATE      TOTAL
                                           ----       ----      -----
                                             (DOLLARS IN THOUSANDS)
        Real estate loans:
           One- to four-family (1) ....   $34,677   $ 1,678   $36,355
           Multi-family and Commercial      2,247     1,890     4,137
            Construction ..............       476        --       476
                Total real estate loans    37,400     3,568    40,968
           Consumer loans .............     3,318       231     3,549
           Commercial business loans ..       720        --       720
                                          -------   -------   -------
              Total loans .............   $41,438   $ 3,799   $45,237
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

         LOAN SOLICITATION AND PROCESSING. Indian Village's lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by Indian Village's Board of Directors and management. Loan originations come from a number of sources. The customary sources of loan originations are realtors, referrals and existing customers. Indian Village does not utilize mortgage brokers or other third-party originators. Loans less than or equal to $150,000 may be approved by Marty R. Lindon with one other Loan Committee member signature. Loans above $150,000 but less than $300,000 are approved by the Loan Committee, comprised of Mr. Lindon, John A. Beitzel and Lori S. Frantz. Loans equal to or greater than $300,000 are approved by the full Board of Directors.

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

         The following table presents total loans originated, purchased, sold and repaid during the periods indicated.

                                              YEAR ENDED  YEAR ENDED  YEAR ENDED
                                                JUNE 30,    JUNE 30,    JUNE 30,
                                                  2003       2002        2001
                                              ----------  ----------  ----------
                                                         (IN THOUSANDS)
Total loans at beginning of period .........   $ 53,299    $ 48,609    $ 41,153

   Originations:
      Real estate:
         One- to four-family (1) ...........      3,459       9,011       7,607
         Multi-family ......................         --          90         430
         Commercial ........................         --          --         645
         Construction ......................        837       3,645       2,062
                                               --------    --------    --------
            Total real estate loans ........      4,296      12,746      10,744
      Consumer loans .......................      1,418       1,096       3,988
      Commercial business ..................        753          --       1,220
                                               --------    --------    --------
            Total loans originated .........      6,467      13,842      15,952
   Purchases ...............................         --          --          --
   Sales ...................................         --          --          --

Less:
   Principal loan repayments and prepayments     (8,970)     (9,152)     (8,496)
   Net charge-offs .........................       (794)         --          --
                                               --------    --------    --------
                                                 (9,764)     (9,152)     (8,496)
Net loan activity ..........................     (3,297)      4,690       7,456
                                               --------    --------    --------
Total loans at end of period ...............   $ 50,002    $ 53,299    $ 48,609
                                               ========    ========    ========

(1) Includes land loans.

         LOAN COMMITMENTS. Indian Village issues commitments for mortgage loans conditioned upon the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval. At June 30, 2003, Indian Village had variable rate loan commitments totaling $1.5 million, ranging in rates from 5.0% to 10.0%, and fixed-rate loan commitments totaling $1.4 million, ranging in rates from 5.39% to 9.5%.

         LOAN FEES. In addition to interest earned on loans, Indian Village receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

         Indian Village charges loan origination fees for fixed-rate loans which are calculated as a percentage of the amount borrowed. As required by applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. At June 30, 2003, Indian Village had $60,000 of net deferred loan fees. Indian Village recognized an immaterial amount of deferred loan fees during the year ended June 30, 2003 in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

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

         The following table presents information with respect to Indian Village's nonperforming assets at the dates indicated.

                                                        AT JUNE 30,  AT JUNE 30,
                                                           2003        2002
                                                        -----------  -----------
                                                         (DOLLARS IN THOUSANDS)
Nonaccruing loans:
   One- to four-family ...............................   $  367      $  318
   Multi-family ......................................      369         369
   Commercial real estate ............................       --          --
   Construction ......................................       --          --
   Land ..............................................       --          --
   Consumer ..........................................      304         307
   Commercial business ...............................      270       1,051
                                                         ------      ------
      Total nonaccruing loans (1) ....................    1,310       2,045

Loans past due 90 days and accruing interest .........       --          --
Real estate owned (2) ................................       70          70
Other repossessed assets .............................       --          --
                                                         ------      ------
      Total nonperforming assets (3) .................    1,380       2,115

Troubled debt restructurings .........................       --          --
                                                         ------      ------
Troubled debt restructurings and total
   nonperforming assets ..............................   $1,380      $2,115
                                                         ======      ======
Total nonperforming loans and troubled debt
   restructurings as a percentage of total loans .....     2.76%       3.84%

Total nonperforming assets and troubled debt
   restructurings as a percentage of total assets.....     1.40%       2.48%

(1)  Total nonaccruing loans equals total nonperforming loans.
(2)  Real estate owned balances are shown net of related loss allowances.
(3) Nonperforming assets consist of nonperforming loans, impaired loans, real estate owned and other repossessed assets.

         The decrease in nonperforming assets was primarily the result of one borrower's loans being charged-off. The borrower had total loans classified as nonperforming of $270,000 at June 30, 2003. Indian Village is taking action against this particular borrower and intends to pursue all legal mans of redress to minimize any loss.

         Interest income that would have been recorded for the year ended June 30, 2003 had nonaccruing loans been current according to their original terms amounted to approximately $218,000. No interest was included in interest income for the year ended June 30, 2003 related to these loans.

         REAL ESTATE OWNED. Real estate acquired by Indian Village as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. If the fair value declines, Indian Village records a valuation allowance through expense. Costs after acquisition are expensed. At June 30, 2003, Indian Village had $70,000 of real estate owned consisting of one commercial property.

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

         The aggregate amounts of Indian Village's classified and special mention assets at the dates indicated were as follows:


                                                        AT JUNE 30,  AT JUNE 30,
                                                           2003         2002
                                                        -----------  -----------
                                                           (IN THOUSANDS)
        Classified assets:
           Loss......................................     $ 69        $ 456
           Doubtful..................................       --           --
           Substandard...............................      356          769
           Special mention...........................      610          609


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

         At June 30, 2003, Indian Village had an allowance for loan losses of $268,000. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Indian Village believes it has established its existing allowance for loan losses as required by accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing Indian Village's loan portfolio, will not request Indian Village to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Indian Village's financial condition and results of operations.

         The following table presents an analysis of Indian Village's allowance for loan losses.

                                                                        YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                                          JUNE 30,     JUNE 30,     JUNE 30,
                                                                            2003        2002         2001
                                                                        ----------   ----------   ----------
                                                                                   (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning of period .........................   $ 757        $ 253        $ 237
Charge-offs:
   One- to four-family .................................................      --           --           (6)
   Multi-family ........................................................      --           --           --
   Commercial ..........................................................      --           --           --
   Construction ........................................................      --           --           --
   Land ................................................................      --           --           --
   Consumer ............................................................      --          (15)         (10)
   Commercial business .................................................    (794)          --           --
                                                                           -----        -----        -----
      Total charge-offs ................................................    (794)         (15)         (16)

Recoveries:
   One- to four-family .................................................      --           --           --
   Multi-family ........................................................      --           --           --
   Commercial ..........................................................      --           --           --
   Construction ........................................................      --           --           --
   Land ................................................................      --           --           --
   Consumer ............................................................      --           --           --
   Commercial business .................................................      --           --           --
                                                                           -----        -----        -----
      Total recoveries .................................................      --           --           --

Net charge-offs ........................................................    (794)         (15)         (16)
Provision for loan losses ..............................................     305          519           32
                                                                           -----        -----        -----
Allowance for loan losses, end of period ...............................   $ 268        $ 757        $ 253
                                                                           =====        =====        =====
Net charge-offs to average interest-earning loans.......................    1.54%        0.03%        0.04%
Allowance for loan losses to total loans ...............................    0.54%        1.42%        0.52%
Allowance for loan losses to nonperforming loans and
   troubled debt restructurings ........................................   20.46%       37.02%       26.83%
Net charge-offs to allowance for loan losses ...........................  104.89%        1.98%        6.32%

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

                                       AT JUNE 30,                           AT JUNE 30,
                             ----------------------------------- --------------------------------
                                           2003                                2002
                             ----------------------------------- --------------------------------
                                       PERCENT OF     PERCENT OF           PERCENT OF     PERCENT
                                      ALLOWANCE IN     LOANS IN             ALLOWANCE     OF LOANS
                                          EACH           EACH                IN EACH      IN EACH
                                      CATEGORY TO      CATEGORY              CATEGORY     CATEGORY
                                         TOTAL         TO TOTAL              TO TOTAL      TOTAL
                              AMOUNT   ALLOWANCE        LOANS    AMOUNT     ALLOWANCE      LOANS
                              ------   ---------        -----    ------     ---------      -----
                                                      (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family.....    $ 57       21.27%        72.98%     $ 81         10.70%      72.98%
   Multi-family............      19        7.09          4.49        28          3.70        4.49
   Commercial..............       2        0.75          4.65        12          1.59        4.65
   Construction............       1        0.37          3.50         3          0.40        3.50
   Land....................      --          --          1.14         9          1.19        1.14
Consumer loans.............     130       48.51         11.18        93         12.28       11.18
Commercial business loans..      43       16.04          2.06       512         67.63        2.06
Unallocated................      16        5.97            --        19          2.51          --
                               ----      ------        ------      ----        ------      ------
      Total allowance for
        for loan losses....    $268      100.00%       100.00%     $757        100.00%     100.00%
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

         Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. Indian Village does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. At June 30, 2003, all of Indian Village's mortgage-backed securities and investment securities were classified as "available for sale."

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


                                                    AT JUNE 30,          AT JUNE 30,
                                                       2003                 2002
                                                -----------------    ------------------
                                                AMORTIZED    FAIR     AMORTIZED    FAIR
                                                   COST     VALUE       COST      VALUE
                                                ----------  -----     ---------   -----
                                                      (IN THOUSANDS)
Investment securities available for sale:
      Municipal securities ...................... $ 9,103   $ 9,219   $ 6,046   $ 6,081
      Equity securities .........................   1,150       956     1,478     1,400
      Corporate securities ......................     490       539       940       966
      Obligations of U.S. Treasury and U.S.
        government agencies .....................   2,988     3,012        --        --
                                                  -------   -------   -------   -------
            Total ...............................  13,731    13,726     8,464     8,447

Mortgage-backed securities available for sale:
      Private issues ............................   6,890     6,901       368       368
      Ginnie Mae ................................   3,703     3,736     2,395     2,431
      Fannie Mae ................................  13,297    13,411     6,775     6,797
      Freddie Mac ...............................   2,638     2,646     7,686     7,678
                                                  -------   -------   -------   -------
            Total ...............................  26,528    26,694    17,224    17,274
                                                  -------   -------   -------   -------
Net unrealized gains (losses) on securities
   available for sale ...........................     161       N/A        33       N/A
                                                  -------   -------   -------   -------
            Total securities available for sale.. $40,420   $40,420   $25,721   $25,721
                                                  =======   =======   =======   =======

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

         At June 30, 2003, Indian Village did not own any securities, other than U.S. Government and agency securities, which had an aggregate book value in excess of 10% of Indian Village's total equity at that date.

         The following presents the activity in the mortgage-backed securities and investment securities portfolios for the periods indicated.

                                                        YEAR ENDED   YEAR ENDED
                                                          JUNE 30,    JUNE 30,
                                                            2003        2002
                                                        ----------   ----------
                                                             (IN THOUSANDS)
Mortgage-backed securities (1):
   Mortgage-backed securities, beginning of period ...   $ 17,274    $ 10,011
   Purchases .........................................     50,721      18,494
   Sales .............................................    (26,113)     (6,224)
   Repayments and prepayments ........................    (15,043)     (4,925)
   Increase (decrease) in net premium ................       (261)        (44)
   Increase (decrease) in unrealized gain ............        116         (38)
      Net increase in mortgage-backed securities .....      9,420       7,263
                                                         --------    --------
   Mortgage-backed securities, end of period .........   $ 26,694    $ 17,274
                                                         ========    ========
Investment securities (2):
   Investment securities, beginning of period ........   $  8,447    $  7,003
   Purchases .........................................     31,849      13,133
   Sales .............................................    (26,138)    (11,665)
   Calls .............................................       (794)       (100)
   Maturities ........................................         --          --
   Increase (decrease) in net premium ................        349          55
   Increase (decrease) in unrealized gain ............         13          21
                                                         --------    --------
      Net increase (decrease) in investment securities      5,279       1,444
                                                         --------    --------
   Investment securities, end of period ..............   $ 13,726    $  8,447
                                                         ========    ========

(1)  All mortgage-backed securities are classified as available for sale.
(2)  All investment securities are classified as available for sale.

         The following table presents certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Indian Village's debt securities at June 30, 2003, all of which are available for sale.



                                   ONE YEAR        AFTER ONE YEAR       AFTER FIVE TO           AFTER
                                   OR LESS          TO FIVE YEARS         TEN YEARS            TEN YEARS             TOTALS
                               -----------------   ------------------ ------------------- -------------------- --------------------
                                        WEIGHTED           WEIGHTED              WEIGHTED             WEIGHTED             WEIGHTED
                               CARRYING AVERAGE  CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   AVERAGE
                                VALUE    YIELD    VALUE      YIELD     VALUE      YIELD     VALUE      YIELD     VALUE      YIELD
                                -----    -----    -----      -----     -----      -----     -----      -----     -----      -----
                                                                (DOLLARS IN THOUSANDS)
Securities available for sale:
  Investment securities:
    Municipal securities (1)..     102    6.77    $   634    3.43%   $ 4,456      4.60%   $ 4,027      4.70%   $ 9,219      4.59%
    Corporate securities......      --      --         --      --        539      9.74         --        --        539      9.74
   U.S. Government Agencies...   2,252    3.77        510    3.13         --        --        250      4.21      3,012      3.69
  Mortgage-backed securities..   5,642    4.76      7,964    4.48      4,713      4.28      8,375      5.37     26,694      4.78
                               -------    ----    -------    ----    -------      ----    -------      ----    -------      ----
        Total ................ $ 7,996    4.50%   $ 9,108    4.33%   $ 9,708      4.73%   $12,652      5.13%   $39,464      4.72%
                               =======    ====    =======    ====    =======      ====    =======      ====    =======      ====


(1) Weighted average yields for municipal securities are presented on a tax equivalent basis based on an assumed rate of 34%

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

         GENERAL. Deposits are the major external source of funds for Indian Village's lending and other investment activities. In addition, Indian Village also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Indian Village may use borrowings from the Federal Home Loan Bank of Cincinnati to compensate for reductions in the availability of funds from other sources. At June 30, 2003, Indian Village had no other borrowing arrangements aside from Federal Home Loan Bank of Cincinnati advances.

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

         The following table indicates the amount of Indian Village's jumbo certificate accounts by time remaining until maturity as of June 30, 2003. Jumbo certificate accounts have principal balances of $100,000 or more.

   MATURITY PERIOD                                                  AMOUNT
   ---------------                                                  ------
                                                                (IN THOUSANDS)
Three months or less ...........................................   $  822
Over three through six months ..................................    2,650
Over six through twelve months .................................    1,276
Over twelve months .............................................    3,686
                                                                   ------
         Total..................................................   $8,434
                                                                   ======

         The following table presents information concerning average balances and rates paid on Indian Village's deposit accounts at the dates indicated.

                              YEAR ENDED JUNE 30,              YEAR ENDED JUNE 30,
                                    2002                            2003
                       ------------------------------    ----------------------------
                                   PERCENT                         PERCENT
                                   OF TOTAL                        OF TOTAL
                      AVERAGE      AVERAGE    AVERAGE    AVERAGE   AVERAGE    AVERAGE
                      BALANCE      DEPOSITS  RATE PAID   BALANCE   DEPOSITS  RATE PAID
                      -------      --------  ---------   -------   --------  ---------
                                          (DOLLARS IN THOUSANDS)

Passbook accounts...  $ 5,577       10.29%     1.47%    $ 4,943     10.02%     2.21%
Money market
  accounts..........    5,989       11.05      1.70       5,201     10.54      2.51
NOW accounts........    2,922        5.39      0.79       3,832      7.77      0.73
Certificates of
 deposit............   38,178       70.46      4.04      33,791     68.51      5.12
Noninterest-bearing
deposits:
   Demand deposits..    1,522        2.81        --       1,557      3.16        --
                      -------      ------               -------    ------
      Total average
        deposits....  $54,188      100.00%              $49,324    100.00%
                      =======      ======               =======    ======

         DEPOSIT FLOW. The following table presents the balances, with interest credited, and changes in dollar amounts of deposits in the various types of accounts offered by Indian Village between the dates indicated.

                                             YEAR ENDED                   YEAR ENDED
                                               JUNE 30,                     JUNE 30,
                                                2003                         2002
                                   --------------------------------    -------------------
                                             PERCENT     INCREASE                 PERCENT
                                   AMOUNT    OF TOTAL    (DECREASE)    AMOUNT     OF TOTAL
                                   ------    --------    ----------    ------     --------
                                                    (DOLLARS IN THOUSANDS)
Passbook accounts ...........     $ 5,511      9.86%      $   424     $ 5,087       9.79%
NOW accounts ................       3,380      6.05           801       2,579       4.96
Money market deposits .......       6,200     11.10           193       6,007      11.56
Fixed-rate certificates
 maturing:
   Within 1 year ............      17,714     31.70        (1,070)     18,784      36.15
   After 1 year, but
     within 3 years .........      13,899     24.87         6,461       7,438      14.32
   After 3 years, but
      within 5 years ........       8,184     14.65        (2,321)     10,505      20.22
   After 5 years ............          --        --            --          --         --
                                  -------    -------      -------     -------     -------
   Total certificates .......      39,797     71.22         3,070      36,727      70.69
                                  -------    -------      -------     -------     -------
Noninterest-bearing deposits:
   Demand deposits ..........         993      1.77          (564)      1,557       3.00
                                  -------    -------      -------     -------     -------
      Total .................     $55,881    100.00%      $ 3,924     $51,957     100.00%
                                  =======    ======       =======     =======     ======

         TIME DEPOSITS BY RATES AND MATURITIES. The following table presents the amount of time deposits in Indian Village categorized by rates and maturities at the dates indicated.

                            PERIOD TO MATURITY FROM JUNE
               ---------------------------------------------------------
               LESS THAN   1 - 2     2 - 3    3 - 4      AFTER             AT JUNE 30,  AT JUNE 30,
                ONE YEAR   YEARS     YEARS    YEARS     4 YEARS    TOTAL      2003        2002
                --------   -----     -----    -----     -------    -----   ----------- ------------
                                             (DOLLARS IN THOUSANDS)
0.00 - 4.00%    $13,895   $ 5,758   $   958   $    50   $ 1,928   $22,589   $22,589       $ 8,697
4.01 - 5.00%      1,016     3,517       241       505     1,555     6,834     6,834         9,249
5.01 - 6.00%      2,442       782       642     2,194     1,953     8,013     8,013        12,394
6.01 - 7.00%        360       861     1,140        --        --     2,361     2,361         5,660
Over 7.00% ..        --        --        --        --        --        --        --           727
   Total ....   $17,713   $10,918   $ 2,981   $ 2,749   $ 5,436   $39,797   $39,797       $36,727
                =======   =======   =======   =======   =======   =======   =======       =======


         DEPOSIT ACTIVITY. The following table presents the deposit activity of Indian Village for the periods indicated.


                                                        YEAR ENDED  YEAR ENDED
                                                         JUNE 30,    JUNE 30,
                                                           2003       2002
                                                        ----------  ----------
                                                             (IN THOUSANDS)

Beginning balance .......................................  $51,957   $44,617
Net  deposits (withdrawals) before interest credited.....    2,166     5,349
Interest credited .......................................    1,758     1,991
                                                           -------   -------
Net increase (decrease) in deposits .....................    3,924     7,340
                                                           -------   -------
   Ending balance .......................................  $55,881   $51,957
                                                           =======   =======


         BORROWINGS. Indian Village has the ability to use advances from the Federal Home Loan Bank of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Cincinnati functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the Federal Home Loan Bank of Cincinnati, Indian Village is required to own capital stock in the Federal Home Loan Bank of Cincinnati and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. As a member of the Federal Home Loan Bank system, the Bank has the ability to obtain borrowings up to a maximum total of 50% of Bank assets subject to the level of qualified, pledgable one- to four-family residential real estate loans and Federal Home Loan Bank stock. At June 30, 2003, Indian Village had outstanding advances of $33.4 million.

         The following tables presents certain information regarding Indian Village's use of Federal Home Loan Bank of Cincinnati advances during the periods and at the dates indicated.

                                                                 AT JUNE 30,
                                                          ---------------------
                                                              2003      2002
                                                          ----------  ---------
                                                          (DOLLARS IN THOUSANDS)

Maximum amount of advances outstanding at any month end..   $33,350    $25,229
Approximate average advances outstanding.................    29,768     23,069
Approximate weighted average rate paid on advances.......      5.15%      5.51%


                                                                 AT JUNE 30,
                                                          ---------------------
                                                              2003      2002
                                                          ----------  ---------
                                                          (DOLLARS IN THOUSANDS)

Balance outstanding at end of period.....................   $33,350    $24,826
Weighted average rate paid on advances...................      4.78%      5.14%



PERSONNEL

         As of June 30, 2003, Indian Village Bancorp had 15 full-time employees and 5 part-time employees. The employees are not represented by a collective bargaining unit and Indian Village Bancorp believes its relationship with its employees is good.

SUBSIDIARY ACTIVITIES

         Indian Village Bancorp is the sole stockholder of Indian Village and is the sole member of Delaware Valley Title, LLC (the "Title Company"). The business of the Title Company is to issue title insurance underwritten by a third party. The Title Company, which was formed on September 12, 2001, did not have any significant assets or activity as of or for the year ended June 30, 2003.

                           REGULATION AND SUPERVISION

GENERAL

         As a savings and loan holding company, Indian Village Bancorp is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. Indian Village is an Ohio chartered savings bank, a member of the Federal Home Loan Bank system, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation through the Savings Association Insurance Fund. Indian Village is subject to extensive regulation, examination and supervision by the Federal Deposit Insurance Corporation and the Ohio Division of Financial Institutions. Indian Village must file reports with the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation to test Indian Village's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Ohio Division of Financial Institutions, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Indian Village Bancorp, Indian Village and their operations. Certain of the regulatory requirements applicable to Indian Village and to Indian Village Bancorp are referred to below or elsewhere in this report. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this report does not purport to be a complete description of such statutes and regulations and their effects on Indian Village and Indian Village Bancorp.

HOLDING COMPANY REGULATION

         Although Indian Village is an Ohio-chartered savings bank, Indian Village Bancorp is a nondiversified unitary savings and loan holding company within the meaning of federal law by virtue of Section 10(l) of the Home Owner's Loan Act. Indian Village Bancorp's status as a savings and loan holding company is conditioned upon Indian Village's satisfaction of the QTL Test imposed by the regulations of the Office of Thrift Supervision. See "Federal Regulations--QTL Test." Under prior law, a unitary savings and loan holding company, such as Indian Village Bancorp was not generally restricted as to the types of business activities in which it may engage, provided that Indian Village continued to be a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the activities permitted for financial holding companies under the Federal Bank Holding Company Act or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing, or subject to an application filed, prior to May 4, 1999, such as Indian Village Bancorp, so long as Indian Village continues to comply with the QTL Test. Upon any non-supervisory acquisition by Indian Village Bancorp of another savings institution or savings bank that meets the qualified thrift lender test (as described below) and is deemed to be a savings institution by the Office of Thrift Supervision, Indian Village Bancorp would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. The Office of Thrift Supervision has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

         A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of Indian Village Bancorp and the institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

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

         Under the Federal Change in Control Act ("CIBCA"), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the outstanding voting stock of a savings and loan holding company, unless the Office of Thrift Supervision has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

STATE REGULATION

         The Ohio Division of Financial Institutions is responsible for the regulation and supervision of Ohio savings banks in accordance with the laws of the State of Ohio. Ohio law prescribes the permissible investments and activities of Ohio savings banks, including the types of lending that such banks may engage in and the investments in real estate, subsidiaries and corporate or government securities that such banks may make. The ability of Ohio savings banks to engage in these state-authorized investments is generally subject to various limitations under Federal Deposit Insurance Corporation regulations and oversight by the Federal Deposit Insurance Corporation.

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

FEDERAL REGULATIONS

         Activities and Investments. All Federal Deposit Insurance Corporation-insured state-chartered savings banks and their subsidiaries have generally been limited to activities and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Savings Association Insurance Fund. All non-subsidiary equity investments not permitted for national banks were required to be divested by December 19, 1996, pursuant to a Federal Deposit Insurance Corporation-approved divestiture plan. The Federal Deposit Insurance Corporation restrictions on state-chartered institutions have not affected the operations of Indian Village.

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

         These guidelines divide a savings bank's capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt, the allowance for loan and lease losses limited to a maximum of 1.25% of risk weighted assets, and up to 45% of unrealized gains on available for sale securities with readily determinable fair market values. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

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

         The following is a summary of Indian Village's regulatory capital at June 30, 2003:

            GAAP Capital to Total Assets.........................    8.10%
            Total Capital to Risk-Weighted Assets................   16.60%
            Tier I Leverage Ratio................................    8.05%

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

         INSURANCE OF DEPOSIT ACCOUNTS. Deposits of Indian Village are presently insured by the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points, of assessable deposits for the riskiest.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the financing corporation, a federal entity, to recapitalize the predecessor to the Savings Association Insurance Fund. During 2002, finance corporation payments for Savings Association Insurance Fund members approximated 1.65 basis points.

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

         ENFORCEMENT. The Federal Deposit Insurance Corporation has primary federal enforcement responsibility over Indian Village and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

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

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2003, Indian Village met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

FEDERAL HOME LOAN BANK SYSTEM

         Indian Village is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Indian Village, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Indian Village was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2003 of $1.6 million.

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

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $42.1 million; a 10% reserve ratio is applied above $42.1 million. The first $6.0 million of otherwise reservable balances are exempted from the reserve requirements. Indian Village complied with the foregoing requirements.

FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         GENERAL. Indian Village Bancorp and Indian Village reports income on a fiscal year, consolidated basis using the accrual method of accounting. The federal income tax laws apply to Indian Village Bancorp and Indian Village in the same manner as to other corporations with some exceptions, including particularly Indian Village's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Indian Village or Indian Village Bancorp. Indian Village's federal tax returns have been either audited or closed under the statute of limitations through tax year 1997. For its 2003 tax year, Indian Village's maximum federal income tax rate was 34%.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers of Indian Village Bancorp and Indian Village.


NAME               AGE (1)      POSITION
----               -------      --------
Rebecca S. Mastin    49         Chairperson of the Board
Marty R. Lindon      45         President and Chief Executive Officer
Michael A. Cochran   52         Corporate Secretary
John A. Beitzel      54         Executive Vice President
Lori S. Frantz       42         Vice President-Administration
Larry S. Kutcher     54         Vice President-Retail Banking
Andrea R. Miley      27         Vice President-Controller
Elaine A. Tedrow     46         Vice President-Branch Operations

--------------
(1) As of June 30, 2003

         The executive officers of Indian Village Bancorp and Indian Village are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

BIOGRAPHICAL INFORMATION

         REBECCA S. MASTIN serves as our Chairperson of the Board and as Chairperson of the Board of Indian Village. Ms. Mastin also owns Wendy's restaurant franchises.

         MARTY R. LINDON has served as our President and Chief Executive Officer since March 1999 and as President and Chief Executive Officer of Indian Village since December 1998. Before serving as President and Chief Executive Officer of Indian Village, he served as its Vice President of Lending since 1993.

         MICHAEL A. COCHRAN is an attorney in private practice. He is also Assistant Prosecuting Attorney for Tuscarawas County, Ohio. Mr. Cochran serves as our Corporate Secretary and as Corporate Secretary for Indian Village.

         JOHN A. BEITZEL serves as our Vice Chairman of the Board and as Vice Chairman of the Board of Indian Village. Mr. Beitzel has also served as Executive Vice President of Indian Village since July 1999. He retired as the elected Tuscarawas County auditor.

         LORI S. FRANTZ serves as our Vice President - Administration since March 1999. Before serving as Vice President - Administration of Indian Village, she served as a Loan Adminsitrator.

         LARRY S. KUTCHER serves as our Vice President - Retail Banking since April 2003. Before serving as Vice President - Retail Banking of Indian Village, he was employed by National City Bank in New Philadelphia, Ohio as an Assistant Vice President and Branch Manager.

         ANDREA R. MILEY serves as our Vice President - Controller since July 2000. Before serving as Vice President - Controller of Indian Village, she was employed by Citizens Savings Bank in Martins Ferry, Ohio as Vice President - Treasurer.

         ELAINE A. TEDROW serves as our Vice President - Branch Operations since July 1999. Before serving as Vice President - Branch Operations of Indian Village, she was employed by Tuscarawas County Title Agency in New Philadelphia, Ohio as an Escrow Agent.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The following table sets forth information relating to Indian Village's offices as of June 30, 2003.


                                  YEAR      NET BOOK    OWNED/   APPROXIMATE
LOCATION                         OPENED     VALUE(1)    LEASED  SQUARE FOOTAGE
--------                         ------     --------    ------  --------------

Main Office
-----------
100 South Walnut Street
Gnadenhutten, Ohio                1968   $  236,000     Owned       7,600

Branch Office
-------------
635 West High Avenue(2)
New Philadelphia, Ohio            1999    1,137,000     Owned       4,200


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information under the section entitled "Shareholder Information" in Indian Village Bancorp's 2003 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Indian Village Bancorp's 2003 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         The information under the section titled "Consolidated Financial Statements" in Indian Village Bancorp's 2003 Annual Report to Stockholders, and as listed under Item 13 herein, is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.          CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. Indian Village Bancorp maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Indian Village Bancorp files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of Indian Village Bancorp's disclosure controls and procedures were effective.

         (b) Changes in internal controls. Indian Village Bancorp made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information under the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Indian Village Bancorp's Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

         Indian Village Bancorp has adopted a code of ethics that applies to Indian Village Bancorp's principal executive officer and principal financial officer. A copy of Indian Village Bancorp's code of ethics is available to any person without charge, upon written request made to the Corporate Secretary at 100 South Walnut Street, Gnadenhutten, Ohio 44629.

ITEM 10. EXECUTIVE COMPENSATION

         The information under the sections entitled "Executive Compensation" and "Election of Directors-Directors' Compensation" in Indian Village Bancorp's Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information under the section entitled "Stock Ownership" in Indian Village Bancorp's Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

-------------------------------------------------------------------------------------------------------------
PLAN CATEGORY                 NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE        NUMBER OF SECURITIES
                              ISSUED UPON EXERCISE  OF       EXERCISE PRICE OF       REMAINING AVAILABLE
                              OUTSTANDING OPTIONS,           OUTSTANDING OPTIONS,    FOR FUTURE ISSUANCE
                              WARRANTS AND RIGHTS            WARRANTS AND RIGHTS     UNDER EQUITY
                                                                                     COMPENSATION PLANS
                                                                                     (EXCLUDING SECURITIES
                                                                                     REFLECTED IN COLUMN (A))
                              (A)                            (B)                     (C)
-------------------------------------------------------------------------------------------------------------
EQUITY   COMPENSATION  PLANS
APPROVED BY SECURITY HOLDERS          37,560                       $12.10                   18,144
-------------------------------------------------------------------------------------------------------------
TOTAL                                 37,560                       $12.10                   18,144
-------------------------------------------------------------------------------------------------------------

         Indian Village Bancorp does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the section entitled "Transactions with Management" in Indian Village Bancorp's Proxy Statement for 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

     (a)     (1)  The following are filed as a part of this report by means of incorporation by reference to Indian Village Bancorp's 2003 Annual Report to Stockholders:

                  o      Independent Auditors' Report

                  o Consolidated Statements of Financial Condition as of June 30, 2003 and 2002.

                  o Consolidated Statements of Income for the Year Ended June 30, 2003 and Year Ended June 30, 2002.

                  o Consolidated Statements of Equity for the Year Ended June 30, 2003 and Year Ended June 30, 2002.

                  o Consolidated Statements of Cash Flows for the Year Ended June 30, 2003 and Year Ended June 30, 2002.

                  o      Notes to Consolidated Financial Statements

             (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

             (3)  Exhibits

                  3.1    Articles of Incorporation of Indian Village Bancorp,
                         Inc.(1)
                  3.2 Second Amended and Restated Bylaws of Indian Village Bancorp, Inc. (4)
                  4.0 Form of Stock Certificate of Indian Village Bancorp, Inc. (1)
                  10.1 Indian Village Community Bank Employee Stock Ownership Plan Trust Agreement (2)
                  10.2   ESOP Loan Commitment Letter and ESOP Loan Documents (2)
                  10.3 Employment Agreement between Indian Village Community Bank, Indian Village Bancorp, Inc. and Marty R. Lindon
                         (2)
                  10.4 Employment Agreement between Indian Village Community Bank, Indian Village Bancorp, Inc. and Lori S. Frantz
                         (2)
                  10.5 Indian Village Community Bank Employee Severance Compensation Plan (2)
                  10.6 Indian Village Bancorp, Inc. 2000 Stock-Based Incentive Plan (3)
                  13.0 Indian Village Bancorp, Inc. 2003 Annual Report to Stockholders
                  21.0 Subsidiary information is incorporated herein by reference to Part I, Item 1, "Business--Subsidiary Activities"
                  23.0   Crowe Chizek & Company LLC Consent
                  31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
                  31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
                  32.0   Section 1350 Certifications

                  --------------------

                  (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on March 18, 1999, Registration No. 333-74621.

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

     (b)    Reports on Form 8-K

                  On May 6, 2003, Indian Village Bancorp furnished a Form 8-K to file a press release announcing its financial results for the three and nine months ended March 31, 2003.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information under the section entitled "Ratification of Independent Auditors" in Indian Village Bancorp's Proxy Statement for 2003 Annual Meeting of Stockholders is incorporated herein by reference.

CONFORMED

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INDIAN VILLAGE BANCORP, INC.

Date: September 26, 2003              By:  /s/ Marty R. Lindon
                                           ------------------------------------
                                           Marty R. Lindon

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


      Name                                     Title                                          Date
      ----                                     -----                                          ----
/s/ Marty R. Lindon                            President, Chief Executive               September 26, 2003
--------------------------------------         Officer and Director
Marty R. Lindon                                (principal executive officer)


/s/ Andrea R. Miley                            Vice President, Controller               September 26, 2003
--------------------------------------         (principal financial and accounting
Andrea R. Miley                                officer)


/s/ Rebecca S. Mastin                          Chairperson of the Board                 September 26, 2003
--------------------------------------
Rebecca S. Mastin


/s/ John A. Beitzel                            Vice Chairman of the Board               September 26, 2003
--------------------------------------
John A. Beitzel


/s/ Michael A. Cochran                         Corporate Secretary and Director         September 26, 2003
--------------------------------------
Michael A. Cochran


/s/ Vernon E. Mishler                          Director                                 September 26, 2003
--------------------------------------
Vernon E. Mishler


/s/ Joanne Limbach                             Director                                 September 26, 2003
-------------------------------------
Joanne Limbach


/s/ Cindy S. Knisely                           Director                                 September 26, 2003
--------------------------------------
Cindy S. Knisely


SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INDIAN VILLAGE BANCORP, INC.

Date: September 26, 2003             By:
                                          ----------------------------------
                                           Marty R. Lindon
                                           President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Name                                     Title                                          Date
      ----                                     -----                                          ----
                                               President, Chief Executive               September 26, 2003
--------------------------------------         Officer and Director
Marty R. Lindon                                (principal executive officer)

                                               Vice President, Controller               September 26, 2003
--------------------------------------         (principal financial and accounting
Andrea R. Miley                                officer)

--------------------------------------         Chairperson of the Board                 September 26, 2003
Rebecca S. Mastin

--------------------------------------         Vice Chairman of the Board               September 26, 2003
John A. Beitzel

                                               Corporate Secretary and Director         September 26, 2003
--------------------------------------
Michael A. Cochran

                                               Director                                 September 26, 2003
--------------------------------------
Vernon E. Mishler

                                               Director                                 September 26, 2003
--------------------------------------
Joanne Limbach

                                               Director                                 September 26, 2003
--------------------------------------
Cindy S. Knisely