Form 10QSB
period 2003-09-30
INDIAN VILLAGE BANCORP INC
filed 2003-11-14
CIK 1081338

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

    [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended September 30, 2003

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

Yes   [X]      No   [ ]

As of November 10, 2003, the latest practical date, 391,030 of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes   [ ]      No   [X]

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.

                                      INDEX

                                                                                                           Page
                                                                                                           ----
PART I -FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets ............................................................      3

              Consolidated Statements of Income ......................................................      4

              Consolidated Statements of Comprehensive Income ........................................      5

              Consolidated Statements of Changes in Shareholders' Equity..............................      6

              Consolidated Statements of Cash Flows ..................................................      8

              Notes to Consolidated Financial Statements .............................................      9

         Item 2.   Management's Discussion and Analysis of

                   Financial Condition and Results of Operations......................................     15

         Item 3.   Controls and Procedures............................................................     20



Part II - Other Information

         Item 1.   Legal Proceedings..................................................................     21

         Item 2.   Changes in Securities..............................................................     21

         Item 3.   Defaults Upon Senior Securities....................................................     21

         Item 4.   Submission of Matters to a Vote of Security Holders................................     21

         Item 5.   Other Information..................................................................     21

         Item 6.   Exhibits and Reports on Form 8-K...................................................     21

SIGNATURES ...........................................................................................     22

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)

-------------------------------------------------------------------------------

                                                                        September 30,        June 30,
                                                                            2003               2003
                                                                            ----               ----
ASSETS
Cash and due from banks                                                   $  1,308           $  1,421
Interest-bearing deposits in other banks                                     1,070                847
                                                                          --------           --------
     Total cash and cash equivalents                                         2,378              2,268
Securities available for sale at fair value                                 40,216             40,420
Loans, net of allowance for loan losses                                     48,293             49,674
Premises and equipment, net                                                  1,342              1,373
Real estate owned                                                               70                 70
Federal Home Loan Bank stock                                                 1,654              1,636
Bank-owned life insurance                                                    2,277              2,252
Accrued interest receivable                                                    509                457
Other assets                                                                   636                277
                                                                          --------           --------
         Total assets                                                     $ 97,375           $ 98,427
                                                                          ========           ========
LIABILITIES
Deposits                                                                  $ 56,403           $ 55,881
Federal Home Loan Bank advances                                             32,734             33,350
Accrued interest payable                                                       140                134
Other liabilities                                                              200                662
                                                                          --------           --------
     Total liabilities                                                      89,477             90,027

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized,
   none outstanding                                                             --                 --
Common stock, $.01 par value, 5,000,000 shares authorized
   445,583 shares issued                                                         4                  4
Additional paid-in capital                                                   3,282              3,274
Retained earnings - substantially restricted                                 6,202              6,109
Unearned employee stock ownership plan shares                                 (304)              (311)
Treasury stock, at cost, 55,653 shares at September 30, 2003 and
  55,704 shares at June 30, 2003                                              (782)              (782)
Accumulated other comprehensive income                                        (504)               106
                                                                          --------           --------
     Total shareholders' equity                                              7,898              8,400
                                                                          --------           --------
         Total liabilities and shareholders' equity                       $ 97,375           $ 98,427
                                                                          ========           ========

--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.
                                                                            3.

                          INDIAN VILLAGE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)

-------------------------------------------------------------------------------

                                              Three Months Ended
                                                 September 30,
                                              ------------------
                                              2003          2002
                                              ----          ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                   $  878        $1,019
     Taxable securities                         313           268
     Tax exempt securities                       93            37
     Interest-bearing deposits and
       Federal funds sold                        --             5
                                             ------        ------
         Total interest income                1,284         1,329

INTEREST EXPENSE
     Deposits                                   379           457
     Federal Home Loan Bank advances            396           362
                                             ------        ------
         Total interest expense                 775           819
                                             ------        ------
NET INTEREST INCOME                             509           510
Provision for loan losses                        30            15
                                             ------        ------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                               479           495

NONINTEREST INCOME
     Service charges and other fees              26            28
     Gain on sale of securities
       available for sale, net                   31            38
     Other income                                27            28
                                             ------        ------
         Total noninterest income                84            94

NONINTEREST EXPENSE
     Salaries and employee benefits             199           200
     Occupancy and equipment                     60            50
     Professional and consulting fees            24            36
     Franchise taxes                             24            25
     Data processing                             35            27
     Director and committee fees                 18            16
     Other expense                               75            68
                                             ------        ------
         Total noninterest expense              435           422
                                             ------        ------

INCOME BEFORE INCOME TAXES                      128           167
Income tax expense                                6            33
                                             ------        ------
NET INCOME                                   $  122        $  134
                                             ======        ======
EARNINGS PER COMMON SHARE (BASIC)            $ 0.34        $ 0.36
                                             ======        ======
EARNINGS PER COMMON SHARE (DILUTED)          $ 0.33        $ 0.36
                                             ======        ======

--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.
                                                                            4.

                          INDIAN VILLAGE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                        Three Months Ended
                                                          September 30,
                                                        ------------------
                                                        2003          2002
                                                        ----          ----

NET INCOME                                             $ 122         $ 134
Other comprehensive income, net of tax
     Unrealized gains (losses) on securities
       available for sale arising during period         (590)          102
     Reclassification adjustment for
       accumulated (gains) losses included in
       net income                                        (20)          (25)
                                                       -----         -----
         Net unrealized gains (losses)
           on securities                                (610)           77

COMPREHENSIVE INCOME                                   $(488)        $ 211
                                                       =====         =====

--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.
                                                                            5.

                          INDIAN VILLAGE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                                                          Unrealized
                                                                                                            Gain on
                                                      Additional                 Unearned                  Securities
                                            Common      Paid-In     Retained       ESOP       Treasury      Available
                                             Stock      Capital     Earnings      Shares        Stock       for Sale       Total
                                             -----      -------     --------      ------        -----       --------       -----
Balance at July 1, 2002                     $    4       $3,255      $5,838       $ (341)      $ (514)       $   21      $8,263
Net income for the period                       --           --         134           --           --            --         134
Cash dividend - $0.08 per share                 --           --         (28)          --           --            --         (28)
Release of 805 ESOP shares                      --            4          --            7           --            --          11
Exercise of 1,540 stock options                 --           --          --           --           18            --          18
Change in fair value of securities
  available for sale                            --           --          --           --           --            77          77
                                            ------       ------      ------       ------       ------        ------      ------
Balance at September 30, 2002               $    4       $3,259      $5,944       $ (334)      $ (496)       $   98      $8,475
                                            ======       ======      ======       ======       ======        ======      ======

--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.
                                                                            6.

                          INDIAN VILLAGE BANCORP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                                                          Unrealized
                                                                                                            Gain on
                                                      Additional                 Unearned                  Securities
                                            Common      Paid-In     Retained       ESOP       Treasury      Available
                                            Stock      Capital     Earnings      Shares        Stock       for Sale       Total
                                            -----      -------     --------      ------        -----       --------       -----
Balance at July 1, 2003                    $    4       $3,274      $6,109       $ (311)      $ (782)       $  106      $8,400
Net income for the period                      --           --         122           --           --            --         122
Cash dividend - $0.08 per share                --           --         (29)          --           --            --         (29)
Release of 691 ESOP shares                     --            8          --            7           --            --          15
Exercise of 51 stock options                   --           --          --           --           --            --          --
Change in fair value of securities
  available for sale                           --           --          --           --           --          (610)       (610)
                                           ------       ------      ------       ------       ------        ------      ------
Balance at September 30, 2003              $    4       $3,282      $6,202       $ (304)      $ (782)       $ (504)     $7,898
                                           ======       ======      ======       ======       ======        ======      ======


--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.
                                                                            7.

                          INDIAN VILLAGE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                              Three Months Ended
                                                                                 September 30,
                                                                              ------------------
                                                                             2003            2002
                                                                             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                            $    122         $    134
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                            31               29
         Premium amortization, net of accretion                                  48               45
         Provision for loan losses                                               30               15
         Federal Home Loan Bank stock dividends                                 (18)             (17)
         Increase in cash surrender value of life insurance                     (25)             (26)
         Net gains on sale of securities available for sale                     (31)             (38)
         Compensation expense on ESOP shares                                     15               11
         Net change in accrued interest receivable and other assets             (96)             (19)
         Net change in accrued expenses and other liabilities                  (456)              13
                                                                           --------         --------
              Net cash from operating activities                               (380)             147

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of securities available for sale                             (15,462)         (15,326)
     Proceeds from sales of securities available for sale                     7,618            6,703
     Proceeds from maturities of securities available for sale                7,106            2,376
     Net change in loans                                                      1,351             (817)
     Premises and equipment expenditures, net                                    --              (25)
     Purchases of Federal Home Loan Bank stock                                   --             (273)
                                                                           --------         --------
         Net cash from investing activities                                     613           (7,362)

CASH FLOWS FROM FINANCING ACTIVITIES

     Net change in deposits                                                     522            1,717
     Net change in short-term Federal Home Loan Bank advances                   250           (2,700)
     Repayment of long-term FHLB advances                                        --               --
     Proceeds from long-term Federal Home Loan Bank advances                     --            9,000
     Principal payments on long-term debt                                      (866)             (32)
     Cash dividends paid                                                        (29)             (28)
     Proceeds from exercise of stock options                                     --               18
                                                                           --------         --------
         Net cash from financing activities                                    (123)           7,975
                                                                           --------         --------
Net change in cash and cash equivalents                                         110              760
Cash and cash equivalents at beginning of period                              2,268            1,605
                                                                           --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  2,378         $  2,365
                                                                           ========         ========
Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                          $    769         $    779
         Income taxes                                                            --               25


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.
                                                                            8.

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Indian Village Bancorp, Inc. ("Corporation") at September 30, 2003, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements and notes thereto of the Corporation for the year ended June 30, 2003. The accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's June 30, 2003 annual report on Form 10-KSB, financial statements have been consistently followed in preparing this Form 10-QSB. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for the full year.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, Indian Village Community Bank (the "Bank") and the Delaware Valley Title, LLC (the "Title Company"). All significant intercompany transactions and balances have been eliminated.

The Corporation's and the Bank's revenues, operating income and assets are derived primarily from the financial institution industry. The Bank is engaged in the business of residential mortgage lending and consumer banking with operations conducted through its main office located in Gnadenhutten, Ohio and a branch office in New Philadelphia, Ohio. These communities and the contiguous areas are the source of substantially all the Bank's loan and deposit activities. The majority of the Bank's income is derived from residential and consumer lending activities and investments. The business of the Title Company is to issue title insurance underwritten by a third party. The Title Company, which was formed on September 12, 2001, did not have any significant assets or activity as of or for the three months ended September 30, 2003.

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


-------------------------------------------------------------------------------

                                   (Continued)
                                                                            9.

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding during the three months ended September 30, 2003 and used for this calculation was 359,852. The weighted average number of shares outstanding during the three months ended September 30, 2002 used for this calculation was 369,349. Employee Stock Ownership Plan ("ESOP") shares are considered outstanding for this calculation unless unallocated. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options. The weighted average number of shares outstanding during the three months ended September 30, 2003 used for this calculation was 370,565. The weighted average number of shares outstanding during the three months ended September 30, 2002 used for this calculation was 375,327. There was $0.01 per share dilution as the result of considering the stock options for the three months ended September 30, 2003. There was no per share dilution for the period ended September 30, 2002.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic valuation method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of the grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation."

                                              Three Months Ended
                                                 September 30,
                                                2003        2002
                                                ----        ----
Net Income as reported                        $   122      $   134
Less: Pro forma compensation
         Expense, net of tax                  $     3      $     3
                                              -------      -------
Pro forma net income                          $   119      $   131

Basic earnings per share as reported          $  0.34      $  0.36

Pro forma basic earnings per share            $  0.33      $  0.35

Diluted earnings per share as reported        $  0.33      $  0.36

Pro forma diluted earnings per share          $  0.32      $  0.35



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

-------------------------------------------------------------------------------

                                   (Continued)
                                                                            10.

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

Effective June 29, 2000, the Bank converted from a federally chartered stock savings bank to an Ohio-chartered savings bank and assumed the obligation of the liquidation account.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The estimated fair values of securities available for sale are summarized as follows:

                                        Gross            Gross          Estimated
                                      Unrealized       Unrealized         Fair
                                        Gains            Losses          Value
                                      ----------       ----------       ---------
     September 30, 2003
     ------------------
     U.S. Government agencies          $     --         $    (67)        $  2,894
     Obligations of states and
       political subdivisions                11             (387)          11,795
     Corporate debt securities               42               --              533
     Mortgage-backed securities              44             (247)          24,005
     Equity securities                       --             (160)             989
                                       --------         --------         --------
                                       $     97         $   (861)        $ 40,216
                                       ========         ========         ========

     June 30, 2003
     -------------
     U.S. Government agencies          $     24         $     --         $  3,012
     Obligations of states and
       political subdivisions               133              (16)           9,219
     Corporate debt securities               47               --              538
     Mortgage-backed securities             191              (25)          26,695
     Equity securities                       --             (194)             956
                                       --------         --------         --------
                                       $    395         $   (235)        $ 40,420
                                       ========         ========         ========

-------------------------------------------------------------------------------

                                   (Continued)
                                                                            11.

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

The estimated fair values of debt securities available for sale at September 30, 2003, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                            Estimated
                                                               Fair
                                                              Value
                                                              -----
           Due under one year                               $    101
           Due after one year through five years                  --
           Due after five years through ten years              6,627
           Due after ten years                                 9,483
           Mortgage-backed securities                         24,005
                                                            --------
                                                            $ 40,216
                                                            ========

Proceeds from sales of securities available for sale during the three months ended September 30, 2003 were $7.6 million. Gross gains of $53,000 and gross losses of $22,000 were realized on those sales. Proceeds from sales of securities available for sale during the three months ended September 30, 2002 were $6.7 million. Gross gains of $43,000 and gross losses of $5,000 were realized on those sales.

-------------------------------------------------------------------------------

                                   (Continued)
                                                                            12.

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

NOTE 4 - LOANS

Loans are summarized as follows:

                                                           September 30,      June 30,
                                                               2003             2003
                                                               ----             ----
           Real estate loans:
                One- to four-family residential              $ 35,227         $ 37,459
                Multi-family residential                        2,230            2,339
                Nonresidential                                  2,866            1,798
                Construction                                      855              606
                Land                                              171              315
                                                             --------         --------
                                                               41,349           42,517
           Consumer loans:
                Home equity loans and lines of credit           2,378            2,243
                Home improvement                                  366              851
                Automobile                                      1,636            1,690
                Loans on deposit accounts                         363              431
                Unsecured                                         278              232
                Other                                           1,224            1,029
                                                             --------         --------
                                                                6,245            6,476
           Commercial business loans                            1,042            1,009
                                                             --------         --------
                                                               48,636           50,002
           Less:
                Net deferred loan fees and costs                  (61)             (60)
                Loans in process                                   --               --
                Allowance for loan losses                        (282)            (268)
                                                             --------         --------
                                                             $ 48,293         $ 49,674
                                                             ========         ========

Activity in the allowance for loan losses is summarized as follows:

                                               Three Months Ended
                                                 September 30,
                                               ------------------
                                               2003         2002
                                               ----         ----
        Balance at beginning of period        $ 268         $ 757
        Provision for losses                     30            15
        Charge-offs                             (16)         (427)
        Recoveries                               --             1
                                              -----         -----
        Balance at end of period              $ 282         $ 346
                                              =====         =====

-------------------------------------------------------------------------------

                                   (Continued)
                                                                            13.

                          INDIAN VILLAGE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

NOTE 4 - LOANS (Continued)

Nonaccrual loans totaled approximately $1,310,000 at September 30, 2003, and June 30, 2003. The Corporation considers a loan as a nonaccrual loan when it becomes 90 days past due.

Impaired loans were as follows.

                                                       September 30,  June 30,
                                                          2003          2003
                                                          ----          ----
Loans with no allocated allowance                        $   --        $   --
  for loan losses
Loans with allocated allowance                            1,012           934
                                                         ------        ------
     Total                                               $1,012        $  934


Amount of the allowance for loan losses allocated        $  199        $   69


                                                          2003          2002
                                                          ----          ----
Average of impaired loans during the period              $  973        $1,048
Interest income recognized during impairment             $   --        $   --
Cash-basis interest income recognized                    $   --        $   --



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

As of September 30, 2003, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $1,322,000 and $1,569,000. As of June 30, 2003, variable rate and fixed rate commitments to make loans or fund outstanding lines of credit amounted to approximately $1,457,000 and $1,449,000. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------


INTRODUCTION

In the following pages, management presents an analysis of the financial condition of Indian Village Bancorp, Inc. as of September 30, 2003 compared to June 30, 2003, and results of operations for the three months ended September 30, 2003 compared with the same period in 2002. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

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

FINANCIAL CONDITION

Total assets at September 30, 2003 were $97.4 million compared to $98.4 million at June 30, 2003, a decrease of $1.1 million, or 1.1%. The decrease in total assets was primarily attributable to a decrease in net loans receivable of $1.4 million, or 2.8% from $49.7 million at June 30, 2003 to $48.3 million at September 30, 2003. The decrease in net loans receivable consists primarily of a decrease in real estate loans. Due to the current low interest rate environment, Management has decided that they should not price real estate loans competitive with the market because of the long-term negative impact that would have on the Company's interest rate margin.

Total deposits were $56.4 million at September 30, 2003 compared to $55.9 million at June 30, 2003, an increase of $522,000, or 0.9%. The Corporation experienced an increase in money market accounts of $426,000. The certificate of deposit portfolio as a percent of total deposits was 70.2% at September 30, 2003 and 71.2% at June 30, 2003. Almost all certificates of deposit held by the Corporation mature in less than three years with almost half maturing in the twelve months.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

As a secondary source of liquidity, the Corporation obtains borrowings from the Federal Home Loan Bank of Cincinnati, from which it held advances totaling $32.7 million at September 30, 2003 and $33.4 million at June 30, 2003 which is a decrease of $616,000, or 1.8%. FHLB advances at September 30, 2003 consisted of $20.2 million in long-term callable fixed-rate advances, $9.3 million in fixed rate mortgage-matched advances and $3.2 million in short-term cash management advances. The long-term callable advances have specified call dates ranging from one to five years at which time the advances may be called at the option of the Federal Home Loan Bank. Additional advances may be obtained from the Federal Home Loan Bank to fund future loan growth and liquidity as needed.

Total shareholders' equity decreased from $8.4 million at June 30, 2003 to $7.9 million at September 30, 2003. The decrease in shareholders' equity is attributable to a decrease in accumulated other comprehensive income.

Nonperforming assets, consisting of $70,000 in real estate owned and $1,310,000 of nonaccrual loans, totaled $1,380,000 at September 30, 2003 or 1.4% of total assets, which is no change from June 30, 2003. The nonaccrual loans consist of $736,000 of residential loans, $304,000 of consumer loans, and $270,000 of commercial loans. The allowance for loan losses totaled $282,000 at September 30, 2003, representing 21.5% of nonaccrual loans and 0.58% of gross loans receivable. At June 30, 2003 the allowance for loan losses totaled $268,000 and represented 20.5% of nonaccrual loans and 0.54% of gross loans receivable.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
  2003 AND SEPTEMBER 30, 2002

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

Net income was $122,000 for the three months ended September 30, 2003, compared to $134,000 for the three months ended September 30, 2002. The decrease in net income for the three months ended September 30, 2003 was primarily the result of an increase in noninterest operating expenses, an increase in provision for loan losses and a decrease in noninterest income. Basic earnings per common share was $0.34 for the three months ended September 30, 2003 compared to $0.36 for the three months ended September 30, 2002. Diluted earnings per common share was $0.33 for the three months ended September 30, 2003 compared to $0.36 for the three months ended September 30, 2002.

Net interest income totaled $509,000 for the three months ended September 30, 2003, representing a decrease of $1,000, or 0.2% compared to the same period in 2002.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

Interest and fees on loans decreased approximately $141,000, or 13.8%, to $878,000 for the three months ended September 30, 2003. The decrease in interest and fees on loans was due to a lower average yield on loans and a decrease in average net loans receivable.

Interest earned on securities totaled $406,000 for the three months ended September 30, 2003, as compared to $305,000 for the three months ended September 30, 2002. The increase was due to higher average securities offset by a lower average yield on securities.

Interest on interest-bearing deposits and overnight deposits decreased $5,000 for the three months ended September 30, 2003 compared to the same period in 2002. The decrease was due to a lower average balance of interest-bearing deposits in other banks.

Interest paid on deposits decreased $78,000 for the three months ended September 30, 2003, compared to the three months ended September 30, 2002. The decrease in interest expense was due to a decrease in the cost of funds offset by an increase in the average balances of deposits.

Interest on Federal Home Loan Bank advances totaled $396,000 for the three months ended September 30, 2003, compared to $362,000 for the three months ended September 30, 2002, an increase of $34,000, or 9.4%. The increase was the result of a higher average balance offset by a lower cost of funds. The additional borrowings were used to provide funding for the purchase of investment securities.

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

The provision for loan losses for the three months ended September 30, 2003 totaled $30,000 compared to $15,000 for the three months ended September 30, 2002. The Corporation experienced net charge-offs of $426,000 and $16,000 during the three months ended September 30, 2003 and September 30, 2002, respectively. The increase in net charge-offs compared to the 2002 period was the result of the charge-off of $427,000 related to a large commercial borrowing relationship. The borrower, a modular and manufactured homes dealer, who still has a remaining credit relationship of $270,000, most of which is classified as impaired, filed chapter 7 bankruptcy on July 29, 2002. This relationship is collateralized by new and used modular and manufactured homes inventory, receivables and equipment associated with the business. Management has retained legal counsel specializing in bankruptcy issues and a receiver has been appointed to liquidate the assets of the business.

Noninterest income includes service charges and other fees, net gains on sales of securities available for sale and other income. For the three months ended September 30, 2003, noninterest income totaled $84,000, compared to $94,000 for the three months ended September 30, 2002. During the 2003 period, the Corporation experienced a decrease in net gains on sales of securities available for sale of $7,000.

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)

--------------------------------------------------------------------------------

Noninterest expense totaled $435,000 for the three months ended September 30, 2003 compared to $422,000 for same period in 2002, an increase of $13,000. The increase in noninterest expense was primarily the result of a $10,000 increase in occupancy and equipment and an $8,000 increase in data processing. The increases are primarily related to the data processing conversion that was completed in February 2003.

The provision for income taxes totaled $6,000 for the three months ended September 30, 2003 compared to a tax expense of $33,000 for the three months ended September 30, 2002. The decrease in the income tax expense in 2003 is attributable to an increase in tax exempt securities interest income.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the three months ended September 30, 2003 and 2002.

                                                           Three Months Ended
                                                             September 30,
                                                           ------------------
                                                          2003            2002
                                                          ----            ----
Net income                                              $   122         $   134
Adjustments to reconcile net income to
  net cash from operating activities                       (502)             13
                                                        -------         -------
Net cash from operating activities                         (380)            147
Net cash from investing activities                          613          (7,362)
Net cash from financing activities                         (123)          7,975
                                                        -------         -------
Net change in cash and cash equivalents                     110             760
Cash and cash equivalents at beginning of period          2,268           1,605
                                                        -------         -------
Cash and cash equivalents at end of period              $ 2,378         $ 2,365
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

--------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (Table dollar amounts in thousands)


Total shareholders' equity decreased $502,000 between June 30, 2003 and September 30, 2003, the decrease was primarily due to a decrease in other comprehensive income offset by an increase in retained earnings.

The Corporation is not subject to any separate regulatory capital requirements. The Bank, however, is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At September 30, 2003, and June 30, 2003, the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios at September 30, 2003 and June 30, 2003, the Bank was considered well capitalized under the Federal Deposit Insurance Corporation Act at those dates.

At September 30, 2003, and June 30, 2003 the Bank's actual capital levels and minimum required levels were:

                                                                                               Minimum
                                                                                          Required To Be
                                                              Minimum Required           Well Capitalized
                                                                For Capital          Under Prompt Corrective
                                          Actual              Adequacy Purposes         Action Regulations
                                  Amount         Ratio      Amount         Ratio      Amount          Ratio
                                  ------         -----      ------         -----      ------          -----
September 30, 2003
------------------
Total capital (to risk-
  weighted assets)               $8,165          17.6%      $3,711          8.0%      $4,638          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           7,883          17.0        1,855          4.0        2,783           6.0
Tier 1 (core) capital (to
  adjusted total assets)          7,883           8.1        3,906          4.0        4,882           5.0
Tangible capital (to
  adjusted total assets)          7,883           8.1        1,465          1.5          N/A

June 30, 2003
-------------
Total capital (to risk-
  weighted assets)               $8,013          17.2%      $3,732          8.0%      $4,665          10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           7,745          16.6        1,866          4.0        2,799           6.0
Tier 1 (core) capital (to
  adjusted total                  7,745           8.1        3,848          4.0        4,810           5.0
Tangible capital (to
  adjusted total assets)          7,745           8.1        1,443          1.5          N/A


-------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.

ITEM 3: CONTROLS AND PROCEDURES

The Corporation's management, including the Corporation's principal executive officer and principal financial officer, have evaluated the effectiveness of the Corporation's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Corporation's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC")
(1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Corporation's management, including its principal executive and principal financial officers, as appropriated to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Corporation's internal control over financial reporting occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

-------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.    Legal Proceedings
           -----------------
           None

Item 2.    Changes in Securities
           ---------------------
           Not applicable.

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           None

Item 5.    Other Information
           -----------------
           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibit No. 3.1:    Articles of Incorporation of Indian Village
                                      Bancorp, Inc. (1)
                Exhibit No. 3.2:    Bylaws of Indian Village Bancorp, Inc. (1)
                Exhibit No. 4.0:    Form of Stock Certificate of Indian Village
                                      Bancorp, Inc. (1)
                Exhibit No. 10.1:   Indian Village Community Bank Employee Stock
                                      Ownership Plan Trust Agreement (2)
                Exhibit No. 10.2:   ESOP Loan Commitment Letter and ESOP Loan
                                      Documents (2)
                Exhibit No. 10.3:   Employment Agreement between Indian Village
                                      Community Bank, Indian Village Bancorp,
                                      Inc. and Marty R. Lindon (2)
                Exhibit No. 10.4:   Employment Agreement between Indian Village
                                      Community Bank, Indian Village Bancorp,
                                      Inc. and Lori S. Frantz (2)
                Exhibit No. 10.5:   Indian Village Community Bank Employee
                                      Severance Compensation Plan (2)
                Exhibit No. 10.6:   Indian Village Bancorp, Inc. 2000 Stock
                                      Based Incentive Plan (3)
                Exhibit No. 11.0:   Statement re: computation of per share
                                      earnings (4)
                Exhibit No. 31.1:   Rule 13a-14(a)/15d-14(a) Certification of
                                      Chief Executive Officer
                Exhibit No. 31.2:   Rule 13a-14(a)/15d-14(a) Certification of
                                      Chief Financial Officer
                Exhibit No. 32.0:   Section 1350 Certifications

                    ----------------------
                (1) Incorporated herein by reference from the Exhibits to Form
                    SB-2, Registration Statement and amendments thereto, initially filed on March 18, 1998, Registration No. 333-74621.

                (2) Incorporated herein by reference from the Exhibits to Form
                    10-QSB for the quarter ended September 30, 1999, filed November 15, 1999.

                (3) Incorporated herein be reference from the Proxy Statement filed March 27, 2000.

                (4) Reference is hereby made to Note 1 of the Consolidated
                    Statements on page 10, hereof.
            (b) On August 14, 2003, the Company furnished a current report on form 8-K announcing the Company's year end earnings and announcing the date of the 2003 Annual Meeting of Shareholders.

-------------------------------------------------------------------------------

                          INDIAN VILLAGE BANCORP, INC.

                                   SIGNATURES

--------------------------------------------------------------------------------


In accordance with the requirement of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 12, 2003              /s/ Marty R. Lindon
       -----------------------        ------------------------------------------
                                      Marty R. Lindon
                                      President and Chief Executive Officer

Date:  November 12, 2003              /s/ Andrea R. Miley
       -----------------------        ------------------------------------------
                                      Andrea R. Miley
                                      Vice President, Controller
                                      (principal accounting & financial officer)

-------------------------------------------------------------------------------